Form 10-Q
period 1996-04-30
BUSINESS RESOURCE GROUP
filed 1996-06-14
CIK 945028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                        Commission file number: 0-26208
                        -------------------------------
                            BUSINESS RESOURCE GROUP
             (Exact name of Registrant as specified in its charter)

California                                                          77-0150337
(State or other jurisdiction                                  (I.R.S. employer
of incorporation or organization)                          identification No.)

                       2150 NORTH FIRST STREET, SUITE 101
                               SAN JOSE, CA 95131
                    (Address of principal executive offices)

                                 (408) 441-3700
              (Registrant's telephone number, including area code)
                   -----------------------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          X   Yes                  No
         ---                   ---
At April 30, 1996 there were 4,840,639 shares of the Registrant's common stock outstanding.

                            BUSINESS RESOURCE GROUP
                                   FORM 10-Q
                          QUARTER ENDED APRIL 30, 1996

                                     INDEX

PART I:  FINANCIAL INFORMATION                                            PAGE

    Item 1: Condensed Financial Statements

            Condensed Balance Sheets at
            April 30, 1996 and October 31, 1995 .......................    3

            Condensed Statements of Income for the Three
            Months and Six Months ended April 30, 1996
            and 1995 ..................................................    4

            Condensed Statements of Cash Flows for the
            Six Months ended April 30, 1996 and 1995 ..................    5

            Notes to Condensed Financial Statements ...................    6

    Item 2: Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations .............................................    7

PART II: OTHER INFORMATION

        Item 1: Legal Proceedings - none

        Item 2: Changes in Securities - none

        Item 3: Defaults Upon Senior Securities - none

        Item 4: Submission of Matters to a Vote of
                Security Holders - none

        Item 5: Other Information - none

        Item 6: Exhibits and Reports on Form 8-K ......................   11

SIGNATURES ............................................................   11

EXHIBITS ..............................................................   12

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                            BUSINESS RESOURCE GROUP
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   APRIL 30,       OCTOBER 31,
                                                                     1996             1995
                                                                  -----------      -----------
                                                                  (UNAUDITED)

                             ASSETS
Current assets:
  Cash and equivalents ................................     $   3,336        $   5,326
  Accounts receivable, net ............................        12,315            7,168
  Inventory ...........................................         1,437              929
  Prepaids and other current assets ...................         1,669              941
                                                            ---------        ---------
          Total current assets ........................        18,757           14,364

Property and equipment, net ...........................         1,268              733
Other assets ..........................................         1,214              956
                                                            ---------        ---------
                                                            $  21,239        $  16,053
                                                            =========        =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank overdraft ......................................     $     769        $     651
  Accounts payable ....................................         5,258            2,096
  Accrued liabilities .................................         2,472            1,905
  Income taxes payable ................................           620               --
  Current portion of notes payable and
   capital lease obligations ..........................            92              242
                                                            ---------        ---------
          Total current liabilities ...................         9,211            4,894

Notes payable and capital lease obligations                        56              120
Deferred income tax liability .........................            19               19

Shareholders' equity:
  Preferred stock .....................................            --               --
  Common stock ........................................            48               48
  Additional paid-in capital ..........................        10,558           10,558
  Retained earnings ...................................         1,347              414
                                                            ---------        ---------
                Total shareholders'equity .............        11,953           11,020
                                                            ---------        ---------
                                                            $  21,239        $  16,053
                                                            =========        =========

                  See notes to condensed financial statements.

                            BUSINESS RESOURCE GROUP
                         CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         APRIL 30,                       APRIL 30,
                                                    ------------------              ------------------
                                                      1996       1995                 1996     1995
                                                    --------   -------              --------  --------
Net revenues:
 Workspace products .........................       $ 18,293   $10,491              $ 31,128  $ 16,985
 Workspace services .........................          2,265     1,610                 3,814     3,092
 Vendor commissions .........................             82       149                   201       339
                                                    --------   -------              --------  --------
    Total net revenues ......................         20,640    12,250                35,143    20,416
                                                    --------   -------              --------  --------
Cost of net revenues:
 Workspace products .........................         15,103     8,052                25,465    13,293
 Workspace services .........................          1,685     1,203                 2,758     2,069
                                                    --------   -------              --------  --------
    Total cost of net revenues ..............         16,788     9,255                28,223    15,362
                                                    --------   -------              --------  --------

Gross profit ................................          3,852     2,995                 6,920     5,054

Selling, general and
  administrative expenses ...................          2,978     2,151                 5,409     3,829
                                                    --------   --------             --------   -------
Income from operations ......................            874       844                 1,511     1,225
Interest income (expense) - net .............             26       (24)                   81       (26)
                                                    --------   -------              --------  --------

Income before income taxes ..................            900       820                 1,592     1,199
Provision for income taxes ..................            373        14                   659        21
                                                    --------   -------              --------  --------
Net income ..................................       $    527   $   806              $    933  $  1,178
                                                    ========   =======              ========  ========

Net income per common and common
    equivalent share ........................       $    .11                        $    .19
                                                    ========                        ========
Shares used in computation ..................          4,919                           4,889
                                                    ========                        ========

Pro forma (Note 2):
    Historical income before
        income taxes ........................                  $   820                        $  1,199

    Pro forma income taxes ..................                      340                             497
                                                               -------                        --------
    Pro forma net income ....................                  $   480                        $    702
                                                               =======                        ========

Pro forma net income per common
  and common equivalent share ...............                  $   .14                        $    .21
                                                               =======                        ========

Pro forma shares used in computation                             3,406                           3,406
                                                               =======                        ========

                  See notes to condensed financial statements.

                            BUSINESS RESOURCE GROUP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           APRIL 30,
                                                                       -----------------
                                                                        1996      1995
                                                                       ------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .......................................................    $  933   $  1,178
 Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Depreciation and amortization ..................................       184         53
   Stock compensation .............................................        --         67
   Changes in operating assets and liabilities:
     Accounts receivable ..........................................    (4,822)    (1,288)
     Inventory ....................................................      (507)       153
     Prepaids and other current assets ............................      (721)       (71)
     Accounts payable .............................................     2,917        (98)
     Accrued liabilities ..........................................       524         35
     Income taxes payable .........................................       620         --
                                                                       ------   --------
 Net cash provided (used) by operating activities .................      (872)        29
                                                                       ------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment ..............................      (627)      (132)
 Cash paid for acquisitions .......................................      (300)      (150)
 Other assets .....................................................       (95)        (3)
                                                                       ------   --------
 Net cash used by investing activities ............................     (1022)      (285)
                                                                       ------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in bank overdraft .........................................       118         --
 Distributions to shareholders ....................................        --     (1,932)
 Borrowings on line of credit - net ...............................        --      2,470
 Repayment of notes payable & capital lease obligations ...........      (214)       (72)
 Issuance of common stock, net of compensation ....................        --          9
                                                                       ------   --------
 Net cash used by financing activities ............................       (96)       475
                                                                       ------   --------

NET INCREASE (DECREASE) IN CASH ...................................    (1,990)       219
CASH AND EQUIVALENTS:
 Beginning of period ..............................................     5,326        192
                                                                       ------   --------
 End of period ....................................................    $3,336   $    411
                                                                       ======   ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
 Interest .........................................................    $   19   $     61
                                                                       ======   ========

 Income taxes .....................................................    $   --   $     47
                                                                       ======   ========

Cash flow for acquisitions:
 Tangible assets acquired .........................................    $  333   $     64
 Intangible assets acquired .......................................    $  255   $    363
 Liabilities assumed ..............................................    $ (288)  $    (32)
 Notes payable issued .............................................    $   --   $   (245)
                                                                       ------   --------
 Cash paid for acquisitions .......................................    $  300   $    150
                                                                       ======   ========

                  See notes to condensed financial statements.

                            BUSINESS RESOURCE GROUP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE     1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The financial information as of April 30, 1996 and with respect to the three and six month periods ended April 30, 1996 and 1995 is unaudited. In the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of such periods. The accompanying condensed financial statements should be read together with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1995. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles.

         Reclassification - Certain reclassifications have been made in fiscal 1995 financial information to conform to the 1996 presentation.

NOTE     2.  PRO FORMA INFORMATION

         The condensed statements of income for the three month and six month periods ended April 30, 1995 included a pro forma provision for income taxes. At the close of business on June 25, 1995, the election to treat the Company as an S Corporation for tax purposes was revoked. The pro forma provision reflects income taxes as if the Company had operated as a C Corporation for each of the periods.

         Pro forma net income per common and common equivalent share is computed by dividing the pro forma net income by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents are calculated using the treasury stock method.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION:

         Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the timely availability, delivery and acceptance of new products and services, the impact of competitive products and pricing, the management of growth and acquisitions, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. Additionally, the results of operations for the three and six month periods ended April 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. Operating results are subject to the successful close of large project business and related vendor lead times. The Company's revenues are generally the result of a consultative selling process and the precise timing of the issuance of customer purchase orders is often contingent upon customer site development and move-in schedules. In order to minimize risk of procurement errors and obsolete inventory, the Company generally does not issue vendor purchase orders until final product configurations are documented in a formal customer purchase order. As a result, the short term timing of product delivery can be impacted, which in turn may affect the specific quarter in which revenue is recognized on particular projects. Vendor delivery lead times also affect product availability and the resulting time at which the Company delivers product and recognizes revenue; lead times for many of the products sold by the Company average 4 to 12 weeks. Consequently, these factors can affect quarter to quarter results. The Company assumes no obligation to update any forward-looking statements contained herein.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30, 1995.

         Net revenues were $20.6 million for the three months ended April 30, 1996, an increase of 68% from $12.3 million for the three months ended April 30, 1995. Increases in product revenue ($7.8 million or 74%) and service revenue ($655,000 or 41%) more than offset the decline in vendor commissions ($67,000 or 45%). The overall increase in revenue was primarily the result of new large project business from both new and existing customers (Cisco Systems, National Semiconductor, the City & County of San Francisco's Main Library, Silicon Valley Group, and Atmel), the addition of twenty-two new sales people (up 88% over the prior year to 49) and the revenue generated by the southwestern United States and Texas regional business units acquired in September 1995 and January 1996, respectively ($1.8 million, including large projects from Motorola and Comp
USA). Cisco Systems and National Semiconductor, which historically have been significant customers to the Company, contributed $9.7 million or 47% of total revenue, up from $6.7 million but down from 55% of the total revenue in the comparable period in 1995. Service revenue increased due to increases in installation and delivery services, all directly related to the increases in product revenues. Service revenue as a percentage of total revenue, compared to the second quarter of 1995, declined to 11% from 13%, primarily attributable to faster product sales growth, which resulted from the significant year-on-year product revenue increase at Cisco and the acquisition of traditional dealers whose initial revenue contribution tends to be heavily weighted toward product revenues rather than service revenues, and slower than expected growth of the workspace management services business in Northern California due to the significant amount of sales training required and a longer selling and delivery cycle.

         Commission revenue declined as principally all but one vendor have discontinued their policies of billing customers directly and only paying a commission to the Company.

         Gross profit increased to $3.9 million during the second fiscal quarter of 1996 from $3.0 million during the same period of fiscal 1995, a 29% increase, despite declining as a percentage of net revenues from 24% during the second fiscal quarter of 1995 to 19% during the same fiscal quarter of 1996. The Company experienced lower product margins as a percentage of revenue, due in part to the Company's decision to accept certain low margin business which the Company felt was important to its competitive positioning and its ability to penetrate certain markets. In addition, lower product margins resulted from an increase in high volume sales transactions which were aggressively priced based on such volumes. These lower product margins, coupled with flat service margins, accounted for the overall decrease in gross profit as a percentage of net revenues.

         Selling, general and administrative expenses increased 38% to $3.0 million for the three months ended April 30, 1996 from $2.2 million for the same period of the prior year. As a percentage of net revenues such expenses declined to 14% in the second fiscal quarter of 1996, down from 18% in the comparable quarter in 1995. The increase in spending was primarily attributable to the Company's efforts to build infrastructure, as well as the additional operating expenses related to the continuing integration of RST & Associates and Corporate Source, acquired in September 1995 and January 1996, respectively.

         Interest income, net of interest expense, totaled $26,000 for the three months ended April 30, 1996 versus interest expense, net of interest income, of $24,000 for the same period of fiscal 1995. The shift from net interest expense to net interest income was due to higher cash balances as a result of the Company's initial public offering of its common stock in June 1995.

         The Company was treated as an S Corporation for tax purposes until the close of business on June 25, 1995. As such, the Company was exempt from federal and certain state taxes for the three month period ended April 30, 1995. The Company has used a tax rate of 41% for all pro forma information.

SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO SIX MONTHS ENDED APRIL 30, 1995.

         Net revenues were $35.1 million for the six months ended Apri1 30, 1996, an increase of 72% from $20.4 million for the six months ended April 30, 1995. Increases were achieved in product revenue ($14.1 million or 83%) and service revenue ($722,000 or 23%), partially offset by a decrease in commission revenue ($138,000 or 41%). The overall increase in revenue was primarily the result of the continuing strength of sales to Cisco Systems and National Semiconductor, with combined revenue of $13.9 million for the six months ended April 30, 1996, up from $9.8 million for the same period of 1995, and large project business from the City and County of San Francisco's Main Library, Bechtel, Silicon Valley Group, Atmel and Consilium (which combined accounted for approximately $5.4 million in the period), and first time revenue of $3.2 million generated by the southwestern United States and Texas regional business units. As a percentage of total revenue, Cisco Systems and National Semiconductor accounted for 40% for the first six months of fiscal 1996, down from 48% during the same period a year ago. The increase in service revenue in the first six months of fiscal 1996 as compared to the year earlier period was primarily attributable to increases in delivery services, installation and first time revenue of workspace management services.

         Commission revenue declined as principally all but one vendor have discontinued their policies of billing customers directly and only paying a commission to the Company.

         Gross profit increased to $6.9 million for the first six months of fiscal 1996 from $5.1 million during the same period a year ago, a 37% increase. As a percentage of net revenues gross profits decreased from 25% for the first six months of fiscal 1995 to 20% during the same period of fiscal 1996. Lower service margins, resulting from underutilization of labor and underabsorption of overhead on installation revenues and increased volume of lower margin delivery services, and lower product margins, accounted for the decrease in gross profit as a percentage of net revenues. The Company experienced lower product margins as a percentage of revenue, due in part to the Company's decision to accept certain low margin business which the Company felt was important to its competitive positioning and its ability to penetrate certain markets. In addition, lower product margins resulted from an increase in high volume sales transactions which were aggressively priced based on such volumes.

         Selling, general and administrative expenses increased 41% to $5.4 million for the six months ended April 30, 1996 from $3.8 million for the same period of the prior year. Selling, general and administrative expenses, as a percentage of net revenues, were 15% in the first six months of fiscal 1996, down from 19% in the comparable period in fiscal 1995. The increase in absolute spending levels was primarily the result of expanded operations in existing Northern California regions, two acquisitions outside of California and an overall effort to build infrastructure to support the growth of the company.

         Interest income, net of interest expense totaled $81,000 for the six months ended April 30, 1996 versus interest expense, net of interest income of $26,000 for the same period of fiscal 1995. The shift from net interest expense to net interest income was due to higher cash balances as a result of the Company's initial public offering of its common stock in June 1995.

         The Company was treated as an S Corporation for tax purposes until the close of business on June 25, 1995. As such, the Company was exempt from federal and certain state taxes for the six month period ended April 30, 1995. The Company has used a tax rate of 41% for all pro forma information.

LIQUIDITY AND CAPITAL RESOURCES:

         Working capital at April 30, 1996 was $9.5 million, unchanged from October 31, 1995.

         During the six months ended April 30, 1996, net cash used by operating activities was $872,000, representing net income of $933,000 and increases in accounts payable of $2.9 million, accrued liabilities of $524,000 and income taxes payable of $620,000, offset by increases in accounts receivable of $4.8 million, inventory of $507,000 and prepaids and other current assets of $721,000. Accounts receivable increased as a result of increased revenue and the timing of such revenue during the quarter ended April 30, 1996, reflecting in particular a relatively large percentage of sales during the final month of this most recent fiscal quarter. Accounts payable increased as a result of increased vendor purchases in support of increased revenues. Net cash used in investing activities was $1.0 million, primarily representing the purchase of property and equipment for $627,000 and a payment of $300,000 in connection with the acquisition of certain assets of Corporate Source. Net cash used by financing activities was $96,000, representing the change in bank overdraft position of $118,000, offset by repayments of capital lease obligations and notes payable of $214,000.

         The Company's $4,000,000 revolving line of credit with a bank, which was scheduled to expire in March 1996, was extended to July 1996 during the Company's fiscal first quarter ending January 31, 1996. A new $8 million credit facility, including an option to term-out up to $3 million of the total facility, has been approved by the Company's lender. A formal agreement is being prepared and will be executed before the expiration of the existing facility.

         The Company presently believes existing cash, together with cash generated from operations and the Company's available borrowing capacity will provide sufficient funds to meet the Company's anticipated working capital requirements and its planned expansion/acquisition strategy for the foreseeable future.

FUTURE OPERATIONS:

         Subsequent to the the close of the Company's fiscal second quarter ending April 30, 1996, the Company decided to discontinue its Records Management business in order to streamline its operations and focus on its core Workspace Products business and its new Workspace Management Services business. As a result, the Company will sell the exclusive TAB Products distribution rights it currently holds for the five county area extending from South San Francisco to Monterey,

California. Because net revenues totalled only 1.5% of total net revenues for the six month period ended April 30, 1996, the Company feels that the divestiture of its Records Management business will not have a material impact on the Company's financial results.

                          PART II - OTHER INFORMATION

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             11.1 Computation of Net Income Per Share

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended April 30, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BUSINESS RESOURCE GROUP
                                     -------------------------------------
                                       Registrant



Date:      6/12/96                   /s/P. Steven Melman
     ---------------------------     -------------------------------------
                                       P. Steven Melman
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                               INDEX TO EXHIBITS

                                                                  SEQUENTIALLY
                                                                    NUMBERED
EXHIBIT #                      DESCRIPTION                             PAGE

11.1            Computation of Net Income Per Share ............      13