Form 10-Q
period 1996-07-31
BUSINESS RESOURCE GROUP
filed 1996-09-13
CIK 945028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

                                       or

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_____________to________________

                         Commission file number: 0-26208

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

                                __X__ Yes ____ No

At July 31, 1996 there were 4,858,864 shares of the Registrant's common stock outstanding.

                             BUSINESS RESOURCE GROUP
                                    FORM 10-Q
                           QUARTER ENDED JULY 31, 1996

                                      INDEX

PART I: FINANCIAL INFORMATION                                               PAGE

      Item 1: Condensed Financial Statements

              Condensed Balance Sheets at
              July 31, 1996 and October 31, 1995 .........................     3

              Condensed Statements of Income for the Three
              Months and Nine Months ended July 31, 1996
              and 1995 ...................................................     4

              Condensed Statements of Cash Flows for the
              Nine Months ended July 31, 1996 and 1995 ...................     5

              Notes to Condensed Financial Statements ....................     6

      Item 2: Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations ..............................................     7

PART II: OTHER INFORMATION

      Item 1: Legal Proceedings - none

      Item 2: Changes in Securities - none

      Item 3: Defaults Upon Senior Securities - none

      Item 4: Submission of Matters to a Vote of
              Security Holders - none

      Item 5: Other Information - none

      Item 6: Exhibits and Reports on Form 8-K ...........................    11

SIGNATURES ...............................................................    11

EXHIBITS .................................................................    12

                         PART I - FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS

                             BUSINESS RESOURCE GROUP
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        JULY 31,        OCTOBER 31,
                                                          1996             1995
                                                        -------          -------
                                                      (UNAUDITED)
                                     ASSETS

Current assets:
   Cash and equivalents ......................          $   668          $ 5,326
   Accounts receivable, net ..................           13,559            7,168
   Inventory .................................            1,021              929
   Prepaids and other current assets .........            1,446              941
                                                        -------          -------
     Total current assets ....................           16,694           14,364


Property and equipment, net ..................            1,734              733
Other assets, net ............................            1,015              956
                                                        -------          -------
                                                        $19,443          $16,053
                                                        =======          =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank overdraft ............................          $   662          $   651
   Accounts payable ..........................            2,849            2,096
   Accrued liabilities .......................            3,042            1,905
   Income taxes payable ......................              244               --
   Current portion of notes payable and
   capital lease obligations .................               79              242
                                                        -------          -------
     Total current liabilities ...............            6,876            4,894

Notes payable and capital lease obligations ..               48              120
Deferred income tax liability ................               19               19

Shareholders' equity:
   Preferred stock ...........................               --               --
   Common stock ..............................               49               48
   Additional paid-in capital ................           10,685           10,558
   Retained earnings .........................            1,766              414
                                                        -------          -------
     Total shareholders' equity ..............           12,500           11,020
                                                        -------          -------
                                                        $19,443          $16,053
                                                        =======          =======

                  See notes to condensed financial statements.

                             BUSINESS RESOURCE GROUP
                         CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                               JULY 31,                 JULY 31,
                                        --------------------     --------------------
                                          1996        1995         1996        1995
                                        --------    --------     --------    --------
Net revenues:
   Workspace products ..............    $ 18,495    $ 10,350     $ 49,623    $ 27,335
   Workspace services ..............       2,766       1,732        6,580       4,824
   Vendor commissions ..............          79         113          280         452
                                        --------    --------     --------    --------
     Total net revenues ............      21,340      12,195       56,483      32,611
                                        --------    --------     --------    --------

Cost of net revenues:
   Workspace products ..............      15,039       8,192       40,504      21,485
   Workspace services ..............       2,002       1,022        4,760       3,091
                                        --------    --------     --------    --------
     Total cost of net revenues ....      17,041       9,214       45,264      24,576
                                        --------    --------     --------    --------
Gross profit .......................       4,299       2,981       11,219       8,035

Selling, general and
   administrative expenses .........       3,597       2,067        9,006       5,896
                                        --------    --------     --------    --------
Income from operations .............         702         914        2,213       2,139
Interest income (expense) - net ....          13         (37)          94         (63)
                                        --------    --------     --------    --------
Income before income taxes .........         715         877        2,307       2,076
Provision for income taxes .........         296         253          955         274
                                        --------    --------     --------    --------
Net income .........................    $    419    $    624     $  1,352    $  1,802
                                        ========    ========     ========    ========
  Net income per common and common

     equivalent share ..............    $    .09                 $    .28
                                        ========                 ========
Shares used in computation .........       4,914                    4,864
                                        ========                 ========
Pro forma (Note 2):
   Historical income before
         income taxes ..............                $    877                 $  2,076

   Pro forma income taxes ..........                     364                      861
                                                    --------                 --------
   Pro forma net income ............                $    513                 $  1,215
                                                    ========                 ========
Pro forma net income per common
   and common equivalent share .....                $    .13                 $    .34
                                                    ========                 ========
Pro forma shares used in computation                   3,950                    3,559
                                                    ========                 ========

                  See notes to condensed financial statements.

                             BUSINESS RESOURCE GROUP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                    JULY 31,
                                                              ---------------------
                                                               1996         1995
                                                              --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ............................................    $  1,352     $  1,802
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
     Depreciation and amortization .......................         257          117
     Stock compensation ..................................          --           67
     Changes in operating assets and liabilities:
       Accounts receivable ...............................      (5,895)      (3,290)
       Inventory .........................................         (99)         729
       Prepaids and other current assets .................        (498)        (164)
       Accounts payable ..................................         496        1,769
       Accrued liabilities ...............................       1,094          462
       Income taxes payable ..............................         245          261
                                                              --------     --------
   Net cash provided (used) by operating activities ......      (3,048)       1,753
                                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...................      (1,166)        (282)
   Cash paid for acquisitions ............................        (300)        (150)
   Other assets ..........................................         (47)           2
                                                              --------     --------
   Net cash used by investing activities .................      (1,513)        (430)
                                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in bank overdraft ..............................          11           --
   Distributions to shareholders .........................          --       (4,163)
   Repayments on line of credit - net ....................          --       (1,175)
   Repayment of notes payable & capital lease obligations         (236)        (231)
   Issuance of common stock, employee stock purchase plan          128           --
   Issuance of common stock, net of compensation .........          --            9
   Issuance of common stock in initial public offering ...          --       10,149
                                                              --------     --------
   Net cash provided (used) by financing activities ......         (97)       4,589
                                                              --------     --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ..........      (4,658)       5,912
CASH AND EQUIVALENTS:
   Beginning of period ...................................       5,326          192
                                                              --------     --------
   End of period .........................................    $    668     $  6,104
                                                              ========     ========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest ..............................................    $     29     $    133
                                                              ========     ========
   Income taxes ..........................................    $    670     $    300
                                                              ========     ========
Noncash investing transactions:
   Sale of distribution rights for note receivable .......    $    177     $     --
                                                              ========     ========
Cash flow for acquisitions:
   Tangible assets acquired ..............................    $    333     $     64
   Intangible assets acquired ............................         255          363
   Liabilities assumed ...................................        (288)         (32)
   Notes payable issued ..................................          --         (245)
                                                              --------     --------
   Cash paid for acquisitions ............................    $    300     $    150
                                                              ========     ========

                  See notes to condensed financial statements.

                             BUSINESS RESOURCE GROUP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE    1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    The financial information as of July 31, 1996 and for the three and nine month periods ended July 31, 1996 and 1995 is unaudited. In the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of such periods. The accompanying condensed financial statements should be read together with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1995. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles.

    Certain reclassifications have been made in fiscal 1995 financial information to conform to the 1996 presentation.


NOTE    2.  PRO FORMA INFORMATION

    The condensed statements of income for the three month and nine month periods ended July 31, 1995 included a pro forma provision for income taxes. At the close of business on June 25, 1995, the election to treat the Company as an S Corporation for tax purposes was revoked. The pro forma provision reflects income taxes as if the Company had operated as a C Corporation for each of the periods.

    Pro forma net income per common and common equivalent share is computed by dividing the pro forma net income by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents are calculated using the treasury stock method.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION:

   Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the timely availability, delivery and acceptance of new products and services, the impact of competitive products and pricing, the management of growth and acquisitions, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. Additionally, the results of operations for the three and nine month periods ended July 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. Operating results are subject to the successful close of large project business and related vendor lead times. The Company's revenues are generally the result of a consultative selling process and the precise timing of the issuance of customer purchase orders is often contingent upon customer site development and move-in schedules. In order to minimize risk of procurement errors and obsolete inventory, the Company generally does not issue vendor purchase orders until final product configurations are documented in a formal customer purchase order. As a result, the short-term timing of product delivery can be impacted, which in turn may affect the specific quarter in which revenue is recognized on particular projects. Vendor delivery lead times also affect product availability and the resulting time at which the Company delivers product and recognizes revenue; lead times for many of the products sold by the Company average 4 to 12 weeks. Consequently, these factors can affect quarter to quarter results. The Company assumes no obligation to update any forward-looking statements contained herein.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED JULY 31, 1996 COMPARED TO THREE MONTHS ENDED JULY 31, 1995.

   Net revenues were $21.3 million for the three months ended July 31, 1996, an increase of 75% from $12.2 million for the three months ended July 31, 1995. Increases in product revenue ($8.1 million or 79%) and service revenue ($1.0 million or 60%) more than offset the decline in vendor commissions ($34,000 or 30%). The overall increase in revenue was primarily the result of new large project business from both new and existing customers (including Cisco Systems, National Semiconductor, the City & County of San Francisco and Silicon Valley Group), the addition of fourteen new sales people (up 47% over the prior year to
44) and revenue generated by the Company's southwestern United States and Texas regional business units acquired in September 1995 and January 1996, respectively ($2.6 million, including large projects from Motorola, CompUSA and ACS). Cisco Systems and National Semiconductor, which historically have been significant customers of the Company, contributed $11.3 million or 53% of total revenue, up from $3.8 million or 26% of total revenue in the comparable period in 1995. Service revenue increased due to increases in installation, delivery services and workspace management services. Service revenue as a percentage of total revenue, compared to the second quarter of 1995, declined to 13% from 14%, primarily attributable to faster product sales growth, which resulted from the significant year-on-year product revenue increase at Cisco coupled with the acquisition of traditional dealers whose initial revenue contribution tends to be heavily weighted toward product revenues rather than service revenues.

   Commission revenue declined as most vendors have discontinued their policies of billing customers directly and only paying a commission to the Company.

   Gross profit increased to $4.3 million during the third fiscal quarter of 1996 from $3.0 million during the same period of fiscal 1995, a 44% increase, while declining as a percentage of net revenues from 24% during the third fiscal quarter of 1995 to 20% during the same fiscal quarter of 1996. The Company experienced lower product margins as a percentage of net revenue, down 2% from the comparable period in 1995. The decrease was primarily the result of a shift in product mix from higher margin projects in the third quarter of 1995 to higher volume, lower margin projects in the comparable quarter of 1996. Service margins declined as a percentage of revenue, from 41% in the third quarter of 1995 to 28% in the third quarter of 1996. The decrease was due to a service mix shift to lower margin volume-related delivery services, underabsorption of overhead in the Company's developing regional installation businesses and the use of outside contract installation companies in certain out-of-state locations.

   Selling, general and administrative expenses increased 74% to $3.6 million for the three months ended July 31, 1996 from $2.1 million for the same period of the prior year. As a percentage of net revenue, expenses remained constant at 17% in both fiscal 1996 and 1995. The increase in spending was primarily attributable to higher revenue and related sales commissions, the addition of two new businesses, RST & Associates and Corporate Source (acquired in September 1995 and January 1996, respectively), the continued building of the Company's system and wide-area-network infrastructure, and the hiring of key management personnel.

   Interest income, net of interest and other expenses, totaled $13,000 for the three months ended July 31, 1996 versus interest expense, net of interest income, of $37,000 for the same period of fiscal 1995. The shift from net interest expense to net interest income was due to higher cash balances as a result of the Company's initial public offering of its common stock in June 1995.

   During the Company's fiscal third quarter ended July 31, 1996, the Company discontinued its Records Management business in order to streamline its operations and focus on its core Workspace Products business and its new Workspace Management Services business. The sale of the Company's exclusive TAB Products distribution rights, including the write-off of related goodwill and inventory, resulted in a net charge to earnings of approximately $10,000.

   The Company was treated as an S Corporation for tax purposes until the close of business on June 25, 1995. As such, the Company was exempt from federal and certain state taxes for the majority of the three month period ended July 31, 1995. The Company has used an effective tax rate of 41% for all pro forma information.

NINE MONTHS ENDED JULY 31, 1996 COMPARED TO NINE MONTHS ENDED JULY, 1995.

   Net revenues were $56.5 million for the nine months ended July 31, 1996, an increase of 73% from $32.6 million for the nine months ended July 31, 1995. Increases were achieved in product revenue ($22.3 million or 82%) and service revenue ($1.8 million or 36%), partially offset by a decrease in commission revenue ($172,000 or 38%). The overall increase in revenue was primarily the result of the continuing strength of sales to Cisco Systems and National Semiconductor, the Company's two largest customers, with combined revenue of $25.4 million for the nine months ended July, 1996, up from $13.1 million for the same period of 1995, and large project business from the City and County of San Francisco's Main Library, Bechtel, Silicon Valley Group, Atmel and Perkin Elmer (which combined accounted for approximately $6.8 million in the period), and first time revenue of $5.8 million generated by the Company's southwestern United States and Texas regional business units. Cisco Systems and National Semiconductor accounted for 45% of net revenue for the first nine months of fiscal 1996, up from 40% during the same period a year ago. Service revenue increased in the first nine months of fiscal 1996 as compared to the prior year period primarily due to increases in delivery services, installation and first time revenue of workspace management services.

   Commission revenue declined as most vendors have discontinued their policies of billing customers directly and only paying a commission to the Company.

   Gross profit increased to $11.2 million for the first nine months of fiscal 1996 from $8.0 million during the same period a year ago, a 40% increase. As a percentage of net revenues gross profits decreased from 25% for the first nine months of fiscal 1995 to 20% during the same period of fiscal 1996. Lower service margins, resulting from underutilization of labor, underabsorption of overhead on installation revenues and increased volume of lower margin delivery services, and, in particular, lower product margins, accounted for the decrease in gross profit as a percentage of net revenues. The Company experienced lower product margins as a percentage of revenue due in part to the Company's decision to accept certain low margin business which the Company felt was important to its competitive positioning and its ability to penetrate certain markets. In addition, lower product margins resulted from an increase in high volume sales transactions which were aggressively priced based on such volumes.

   Selling, general and administrative expenses increased 53% to $9.0 million for the nine months ended July 31, 1996 from $5.9 million for the same period of the prior year. Selling, general and administrative expenses, as a percentage of net revenues, were 16% in the first nine months of fiscal 1996, down from 18% in the comparable period in fiscal 1995. The increase in absolute spending levels was primarily the result of higher revenues and related commissions, expanded operations in existing Northern California regions, two acquisitions outside of California and an overall effort to build infrastructure to support the growth of the company.

   Interest income, net of interest and other expenses, totaled $94,000 for the nine months ended July 31, 1996 versus interest expense, net of interest income of $63,000 for the same period of fiscal 1995. The shift from net interest expense to net interest income was due to cash received as a result of the Company's initial public offering of its common stock in June 1995.

   The Company was treated as an S Corporation for tax purposes until the close of business on June 25, 1995. As such, the Company was exempt from federal and certain state taxes for eight of the nine month period ended July 31, 1995. The Company has used a tax rate of 41% for all pro forma information.

LIQUIDITY AND CAPITAL RESOURCES:

   Working capital at July 31, 1996 was $9.8 million, up slightly from $9.5 million at October 31, 1995.

   During the nine months ended July 31, 1996, net cash used by operating activities was $3.0 million, representing net income of $1.4 million and increases in accounts payable of $496,000, accrued liabilities of $1.1 million and income taxes payable of $245,000, offset by increases in accounts receivable of $5.9 million, inventory of $99,000 and prepaids and other current assets of $498,000. Accounts receivable increased as a result of increased revenue and the timing of such revenue during the quarter ended July 31, 1996, reflecting in particular a relatively large percentage of sales during the final month of this most recent fiscal quarter. Accrued liabilities increased primarily as a result of increased customer deposits and accruals for sales commissions and sales tax. Net cash used in investing activities was $1.5 million, primarily representing the purchase of property and equipment for $1.2 million and a payment of $300,000 in connection with the acquisition of certain assets of Corporate Source. Net cash used by financing activities was $97,000, representing the change in bank overdraft of $11,000, the issuance of common stock for the Company's employee stock purchase plan of $128,000, offset by repayments of capital lease obligations and notes payable of $236,000.

   The Company's $4 million revolving line of credit with a bank expired in July 1996 and was replaced with a new $8 million credit facility, including an option to convert up to $3 million of the total facility into term loans.

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

                           PART II - OTHER INFORMATION

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         10.25 Master Lease Agreement between the Company and Southwestern Bell Telephone Company Inc., dated May 2, 1996, for facilities located at 105 Auditorium Circle, San Antonio, Texas 78209.

         10.26 Third Amendment to Lease between the Company and Wells Fargo Bank, NA, dated August 5, 1996, with respect to premises at 2150 N. First Street, San Jose, CA 95131.

         10.27 Amended and Restated Loan and Security Agreement, dated July 3, 1996, between the Company and Silicon Valley Bank.

         11.1 Computation of Net Income Per Share.

         27.1 Financial Data Schedule.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended July 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BUSINESS RESOURCE GROUP
                                          --------------------------------------
                                             Registrant

Date:         9/13/96                     /s/P. Steven Melman
      ------------------------------      --------------------------------------
                                             P. Steven Melman
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)