Form 10-K
period 1996-10-31
BUSINESS RESOURCE GROUP
filed 1997-01-24
CIK 945028

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended October 31, 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition period from _____ to _____

                         Commission file number: 0-26208

                             BUSINESS RESOURCE GROUP
             (Exact name of Registrant as specified in its charter)

         California                                           77-0150337
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

                       2150 NORTH FIRST STREET, SUITE 101
                           SAN JOSE, CALIFORNIA 95131
                                 (408) 441-3700
          (Address and telephone number of principal executive offices)
                       ----------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $0.01 par value
                       ----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,160,553 as of January 8, 1997, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 4,871,063 shares of Registrant's Common Stock issued and outstanding as of January 8, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held on March 3, 1997 are incorporated by reference into Part III of this report on Form 10-K.

                             INTRODUCTORY STATEMENT

         Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the timely availability, delivery and acceptance of new products and services, the impact of competitive products and pricing, the management of growth and acquisitions, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. Additionally, the results of operations for the year ended October 31, 1996 are not necessarily indicative of the results to be expected in future years. The Company assumes no obligation to update any forward-looking statements contained herein.

         References made in this Annual Report on Form 10-K to "BRG," the "Company" or the "Registrant" refer to Business Resource Group.

                                     PART I


ITEM 1.  BUSINESS

         Business Resource Group is a leading provider of workspace services and products to businesses, primarily in the western United States. Since commencement of operations in 1986 as an office furniture dealer, the Company has added related services such as computerized space planning and design, project management, product specification, order management, move management, installation, cable/network installation management, computer-aided workspace asset management services and ongoing facility management. The Company believes that its broad scope of services allows it to offer a customer-oriented integrated solution well suited for the needs of both large, mature companies as well as rapidly growing businesses that want economic, comprehensive solutions for their workspace requirements, while minimizing involvement of their in-house staff through outsourcing to the most efficient and responsive suppliers. The Company markets its services and products through a direct sales force, focusing to date primarily on rapidly growing companies and on companies in the process of significantly changing their facilities arrangements.

INDUSTRY BACKGROUND

         According to trade association estimates, manufacturers' sales of business furnishings in the United States in 1996 were approximately $10 billion. The Company believes that a key trend in the workspace products and services market is the shift to open area configurations which commenced in the early 1980's. Open area configurations employ standard partitions and components to form individual cubicle workspaces for employees in a layout customized for the needs of each business. The emergence of the personal computer as a business productivity tool in combination with the emphasis on competitiveness and efficiency in business in the United States has contributed to the trend toward these configurations. Open area configurations accomplish the following:

         - Economize by placing more workers in a specified floor area than a segregated office layout;

         - Facilitate individual ergonomic design of employees' work areas, increasing worker productivity and reducing injuries in the workplace and related costs;

         - Promote worker communication and cooperation within the office workforce;

         - Permit quicker adjustment to workspace arrangements in response to changes in the business environment; and

         - Minimize the need for expensive and permanent hard wall tenant improvements.

         Demand for open office systems has also increased as a result of the flattening of the business organization. Increased individual requirements for both data and communications equipment and connectivity as well as group-oriented work practices such as consensus decision making are driving changes in workspace configuration requirements. Rapidly growing businesses additionally benefit from open office systems because they allow companies to expand with less disruption and downtime. Large companies also benefit from flexible office arrangements that make it easier for them to restructure or downsize as they anticipate and respond to changes in their business.

         Relocations to new facilities drive demand for new office furniture because customers find it more effective to replace furniture than to incur the costs and work disruptions associated with moving it. The Company believes that with or without relocation, a significant portion of the large installed base of office furniture is replaced by new furniture every five to seven years. Recycling old furniture through refurbishment and sale to smaller companies with modest budgets presents a related business opportunity for providers of new workspace products.

         Traditional Players. The Company believes that the three largest manufacturers, Steelcase, Inc., Herman Miller, Inc. and Haworth, Inc. account for approximately half of the manufacturers' annual sales to dealers in the United States. The "big three" manufacturers depend on their own sales personnel as well as captive dealer relationships to sell their products in any given geographic area. The "big three," which have built strong brand name recognition, are in a position to place territorial, price, sourcing and delivery limitations on their dealers. The business of these dealers is primarily to serve as the manufacturer representative of one of the "big three" manufacturers whose products they sell in a limited geographic area specified by the manufacturer. The Company believes that the geographic limitations imposed by the "big three" manufacturers on their dealers are a primary reason for the highly fragmented nature of the workspace products distribution industry.

         The annual revenues of each of the next eight largest office furniture manufacturers range between approximately $180 million and $800 million. Lacking the brand name identity of the "big three," however, these manufacturers rely upon design intermediaries or smaller, regional multi-line dealers for their sales. These smaller dealers have historically lacked the capital or breadth of services to compete on large orders or to achieve significant revenue levels.

         Workspace specification in larger corporations has traditionally involved a facilities manager and other members of senior management, influenced by service providers such as designers, architects, real estate professionals or other outsourced facilities management providers. Small, rapidly growing businesses lacking in-house facilities management and unfamiliar with or reluctant to spend money on design intermediaries have historically handled workspace specifications in a more ad hoc manner. In either case, the traditional furniture dealer is often left in a passive order taking and fulfillment role.

         Changing Customer Requirements. The Company believes, based on its experience with customers, that the desire to minimize in-house facilities management headcount, reduce overhead and improve coordination has lead many companies to outsource facilities related tasks where feasible, including space planning, design and project management and fulfillment services. Furthermore, customers' use of modular office systems has reduced the importance of manufacturers' brand names in the purchasing decision and increased the importance of other factors such as product functionality and layout, which have become increasingly complex due to the need to integrate rapidly changing office technology requirements. Together, these trends have led to the demand for a proactive workspace services and products solution.

CUSTOMER ORIENTED INTEGRATED SOLUTION

         Business Resource Group believes that traditional approaches to the business furnishings industry are not well suited to meet the current requirements of growing and changing businesses. In response, the Company has positioned itself as the representative of the customer rather than the manufacturer and as a provider of integrated workspace solutions. Business Resource Group has grown rapidly due to management's early recognition and response to customer requirements for a single source solution for facilities needs. By foregoing the captive dealer agreements required by the largest office furniture manufacturers, the Company believes it is able to offer the customer a much broader range of value added services and product choices than its major competitors, all at a competitive price. The benefits to customers of the Company's integrated solution approach include:

         - Reduced overhead and improved coordination by having a single point of contact;

         - Improved pricing, product selection and delivery available from a multi-line representative;

         - Accelerated design and installation through early coordination with a service provider; and

         - Superior customer communications, response and project control through the implementation of highly automated systems.

                  Key elements of the customer oriented integrated solution approach are:

         Services and Products Integration. Business Resource Group determined that both large, mature companies as well as rapidly growing companies want economic, comprehensive solutions for their workspace requirements while minimizing involvement of their in-house staff. The Company has leveraged its knowledge of the office furniture industry, including suppliers and business methods, to develop an integrated approach which offers a "single source" point of contact for modern interior workspaces. This begins with the Company's consultative selling approach in which its sales representatives listen to the customer's problem. A team of Business Resource Group professionals, chosen for each account for their relevant functional capabilities, then meets with the customer to build a partnership and reach consensus on the solution which best suits the customer's needs. The Company is able to fashion an integrated solution because of the wide array of services and products it can provide. Among the Company's services that may be included in this solution are project management, layout and design, furniture specification and selection, purchasing, move management, installation, asset management and maintenance. The Company has the flexibility to offer customers any of its services and products in any combination to form the ideal integrated solution.

         Customer Representation. Unlike traditional furniture dealers, Business Resource Group represents the customer, not the manufacturer. Since providing only one of the "big three" contract furniture lines would restrict the customer in variety and pricing options, the Company has formed relationships with multiple suppliers (including seven of the remaining top ten in sales volume) for each product segment. Using multiple suppliers, the Company is able to obtain the best features and value for its customers. This approach also provides for supply alternatives if a major line manufacturer cannot meet a customer's delivery requirements. Business Resource Group purchases significant annual volumes from over a dozen suppliers of system lines, casegoods, seating and specialty goods.

         Advanced Support Technology. Business Resource Group has developed a technology leadership position within its industry by utilizing computer based design and specification software to provide space planning and product selection tools for the customer in real time, even before the Company has been selected as a provider by the customer. The Company uses customized software and systems for product specification, order management, job costing and variance analysis, and has integrated these packages with its computer aided design tools, allowing the Company to track the profitability of every order. The Company also supports electronic ordering for certain products.

EXPANSION STRATEGY

         The Company's objective is to become a leading national provider of workspace services and products. Principal elements of the Company's strategy to achieve this objective are as follows:

         Expand Geographically Through Acquisition. The Company has in the past expanded and plans to continue to expand its business into additional geographic areas through acquisition of dealers in target markets similar to Northern California's Silicon Valley, which are characterized by a large number of technology driven, high growth companies. Because these prospective customers need comprehensive advice and quick turnaround in addressing rapid facilities expansion, the Company believes its methods of operation can be successfully applied in these new markets. In addition, many of the Company's larger customers have operations in multiple markets, including markets the Company has targeted for expansion and as such, represent attractive business opportunities in those markets. Since many contract furniture dealers and facilities management firms are small and lack the breadth of services and capital necessary to respond to the facilities outsourcing requirements of medium and large growth oriented corporations, the Company believes that certain of these dealers will be available and attractive acquisition candidates. In January 1996, the Company completed the acquisition of Corporate Source in Dallas, Texas. The Company believes this acquisition, along with the September 1995 acquisition of RST & Associates ("RST"), in Phoenix and Tucson, Arizona and Las Vegas, Nevada, represent significant steps forward in its expansion strategy.

         Continue to Broaden Its Range of Services and Products. The Company believes that a growing number of companies want to deal with fewer vendors for the procurement of workspace services and products. As such, the Company has a long term strategy which includes the acquisition of service providers and product distributors, and distribution rights for additional product lines that complement its existing offerings, where available on reasonable terms.

         Form Strategic Alliances With Complementary Service Providers. A number of facilities-related businesses offer services and products that are complementary to those provided by the Company. Such services include real estate and property management, architectural design, network cabling, and operations and maintenance services such as janitorial and security. The market leaders in these facilities related businesses are large and national in scope, providing services and products to both large and small customers in many industries. The Company believes that a long-term opportunity exists to form strategic alliances with some of these companies on a selective basis to offer a complete facilities related solution to large corporate customers which desire to outsource these services. While the Company has not entered into nor is it currently in the process of negotiating any such strategic alliances, such alliances could involve the formation of a joint venture by the Company and its joint venture partner for the purpose of servicing a target customer account, contractual arrangements whereby the Company acts as a service provider on behalf of its joint venture partner, or contractual arrangements or other relationships whereby the Company is deemed a preferred vendor or service provider by its joint venture partner in connection with competition for target accounts.

SERVICES AND PRODUCTS

         Business Resource Group provides integrated workspace solutions for customers from the suite of services and products it offers. A substantial portion of these services are initiated prior to delivery of workspace products, including overall project management, computerized space planning and design, product specification and order management. These services are key differentiators which contribute significantly to the Company's ability to win initial orders. The Company's pre-installation services build a close and efficient partnership with customers, moving them from needs identification and analysis through to the development and selection of the solutions which best fit their needs. The Company generally bundles these services into overall product pricing. Once the customer has identified the workspace products best suited to its needs, the Company often provides additional services at specified prices to implement setup and maintenance of these products in the customer's facility and provides coordination and management services both during and after the move. These services, covering all stages of a project from planning through execution, enable the Company to provide comprehensive, turnkey solutions to its customers. Customers' recognition of the value of this suite of services and products is evident in the high level of repeat business which the Company receives from its client base. Services provided by the Company are as follows:

         Pre Installation Services

                  Space Planning and Design. Space planning is the first task for a workspace project. The Company's use of automated tools, such as the AutoCAD computer software program used in space planning, provide it substantial productivity gains while offering easily modifiable space configurations.

                  Product Specification. After completing the space planning phase, the Company works with the customer to choose specific products. Using information generated from the computerized space plan, product specification can be executed quickly and accurately with applications software programs such as AutoCAD or CAP Spex.

                  Order Management. Order management is necessary to fulfill the customer's specific requirements for workspace products on a timely basis. Order management includes product procurement, product tracking, updating the customer about order status and coordinating the ultimate delivery. The Company makes purchases of workspace products based solely on customer orders and generally coordinates the direct shipment of such products to the customer's facilities. The Company's inventory consists primarily of inventory in transit.

                  Project Management Services. Focusing on product specification, installation management, change order management and quality control, the Company's project managers add significant value in managing the customer's entire workspace project.

Products

                  Modular Systems. The Company's modular system products, which include office partitions and modular furniture, provide a flexible solution for defining work environments within an open interior building space without the need for costly tenant improvements to the building interior. Modular systems provide the ability to define individual employee workspaces and functional relationships while integrating electrical, voice and data requirements for the individual workstation. While requiring value added installation services to be functional, modular systems allow for different arrangements of components (overhead shelves, cabinets, lateral files, work surfaces and pedestals) to meet varying needs of customers. With many fabric and finish selections, modular system lines provide visual appeal as well as effective workspace utilization and productivity. The leading providers of these products to the Company include Teknion Inc., Kimball Office Furniture Co. ("Kimball"), Allsteel, The Hon Company and The Knoll Group, Inc. ("Knoll"). A typical modular system installation at a customer facility ranges from $1,500 to $4,000 per workspace, depending on the number of workspaces as well as the products and features specified.

                  Casegoods. Casegoods include desks, bookcases, filing cabinets, credenzas and tables. Available in both wood and metal, casegoods are generally used in private offices, conference rooms and other interior spaces divided by physical walls. Casegoods complement the solution for most work environments that include both open and private space. The leading providers of these products to the Company include Kimball, Creative Wood Products, Inc. and National Office Furniture Company. A casegoods installation at a customer facility can range from $800 to $10,000 per office.

                  Seating. Variations in seating have proliferated to satisfy a diversity of settings and ergonomic requirements. These variations include adjustable seating used at a standard workstation or desk, which allows the user to adjust the configuration for personal preference. Non- adjustable seating is a less expensive alternative that can be used in cafeterias, conference rooms and lobbies. The leading providers of these products to the Company include Office Master, Inc., United Chair Company and HAG, Inc. Customer pricing typically ranges from $50 to $600 per chair.

                  Specialty Furniture Products. The Company's specialty products include white boards, ergonomic devices used in conjunction with other furniture products (such as wrist rests, foot rests and adjustable keyboards) and custom manufactured products.

                  Refurbished Furniture. The Company's customer oriented integrated solution approach to its business frequently leads its customers to rely on the Company for most aspects of a facilities relocation including disposition of the existing furniture in the customer's prior facility. The Company purchases selected products on favorable terms which it considers both standard and reusable, refurbishes them when necessary and resells them to smaller businesses with modest workspace budgets.

         Product Implementation Services

         Once a workspace has been planned and products have been specified and ordered, Business Resource Group provides separately billed services to implement the customer's plan.

                  Installation and Maintenance. Installation is a process by which a modular system is converted from unconnected and unconfigured pieces to a true workspace solution. The Company's product installers normally follow a specific process which begins with a field study to verify space-related issues that affect installation, such as the location and size of doors, elevators, stairwells and other building specifications. Upon verification of installation drawings and receipt of workspace products at the customer's facility either directly from the manufacturer or from a Company rented warehouse, the installation is completed. The Company provides substantial training to its installation staff concerning applicable safety procedures in order to minimize the risk of injury or property damage as well as general business education on subjects pertinent to these employees. As the final step in meeting a customer's relocation or move requirement, installation plays a very important role. The cost of typical installation services ranges from $120 to $300 per modular station, or approximately eight percent of the sales price.

         Workspace Management Services

         In June 1996 the Company reorganized its Workspace Management Services ("WMS") group in response to the service requirements from existing customers and the corporate trend towards outsourcing and resourcing of facility services. As a result the Company provides the following six service offerings to help companies manage their facilities' resources more effectively without adding headcount:

                  Workspace Planning. The Company provides a systematic needs analysis based on a customer's current facility and their future growth plans. The resulting analysis will often yield a strategic facility plan which allows for facility programming, site selection, and lease reviews. The plan may also call for the use of other WMS services in order to optimize the customer's facilities alternatives.

                  Design Management. The Company manages a design team on behalf of its customer, ensuring that the customer's design requirements are met while staying within timeframe commitments and budget constraints.

                  Construction Management. The Company coordinates, on behalf of its customer, the activities of the landowner, real estate broker, architect, and construction trades to meet the customer's building construction requirements. This service also offers bid process management, permit process coordination, build-to-suit project management and overall cost and schedule control.

                  Move Management. The Company coordinates all components of a customer's move to a new location including the development of a master move plan, communication to employees, the coordination of all vendor activities, and the management of building activation. This service is provided with minimal involvement or downtime to the customer's employees or disruption to ongoing business activities.

                  Workspace Outsourcing. The Company fulfills a customer's short or long term staffing requirements by providing experienced facility professionals for specific temporary assignments. This service offers the customer operational and financial flexibility in meeting staffing requirements by allowing the customer to focus fixed resources on its core competencies.

                  Computer-Aided Facility Management. The Company provides "system-solutions" for a customer's facilities department. Many of the solutions offer an efficient mechanism to capture and verify facility and asset information and then provides reporting and financial planning tools by incorporating this information in a visually-oriented database software program offered by the Company. This service offers current business process mapping, business process re-engineering, software selection, and system implementation.

         The Company bills its customers on an hourly basis for such services, with typical projects ranging from $5,000 to $50,000 in aggregate billings.

SALES AND MARKETING

         Sales Organization. Business Resource Group markets its products and services through a direct sales force which consisted of 43 individuals as of October 31, 1996, operating out of the Company's offices in San Jose and San Francisco, California, Tempe and Tucson, Arizona, Las Vegas, Nevada, Dallas and San Antonio, Texas and Denver, Colorado. As of October 31, 1996, the Company also employed 22 customer service representatives to support the direct sales force. The Company's sales resources are targeted at various management levels within target accounts. The Company's customer service representatives are account focused, and teams generally consisting of the sales representative, customer service representative, project manager and installers are created around each new account that the Company obtains.

         Sales Approach. The Company's sales strategy and approach begins with the identification of target accounts by its direct sales staff. The Company's salespersons maintain a contact network of real estate brokers, venture capitalists, attorneys, bankers, phone system resellers, independent facilities managers and other persons in a position to influence office furniture and facilities management outsourcing decisions. After identifying target accounts, the Company's sales personnel contact the appropriate decision makers at various management levels (such as in-house facilities managers, purchasing agents or chief financial officers) seeking to position the Company as the service provider of choice by showcasing its account team and often preparing a space plan at no charge to the prospective customer. The final stage in the sales process is the preparation of a price quotation, over which each of the Company's sales representatives has considerable pricing discretion within guidelines set by the Company's management.

         Sales and Sales Support Compensation: The Company recognizes that its long term growth and profitability is based upon three critical elements; the expansion of its customer base, the retention of its existing customers and the effective management of key strategic relationships within its customer base. The growth of the customer base is directly attributable to the talent, size, and motivation of the Company's sales force. To accomplish this the Company offers compensation which can be exclusively commission based or a combination of base salary plus commissions, either of which are intended to offer a better than industry standard compensation package and a market advantage in attracting and retaining top sales personnel. The retention of existing customers and the management of key strategic relationships is a function of the Company's ability to provide responsive, innovative high quality support to its customers. The Company has significantly expanded its professional staff in Project Management, Installation, and Customer Service, to ensure a qualified team is available to provide such support. The Company offers competitive salaries to its sales support personnel, often coupled with incentive programs based on the attainment of functional performance objectives and high customer satisfaction ratings.

         Marketing. In addition to its networking efforts with persons in a position to influence workspace products and facilities management purchase decisions, the Company markets its services and products over the Internet and through industry conferences and trade shows, cooperative and stand-alone advertising, educational seminars (including space planning and asset management seminars coordinated through the Company's WMS group), direct mail and other customary public relations methods. The Company's San Jose corporate headquarters, the San Francisco facility, the Company's Southwest regional headquarters in Phoenix, the Company's Texas regional headquarters in Dallas and the San Antonio facility also function as working showrooms.

CUSTOMERS

         Business Resource Group has developed a diverse and extensive client base, including companies in the networking and communications, software, electronics, financial services, life sciences and health care industries, as well as service providers of various types. The Company's customers also vary widely in size, ranging from large enterprises with over $1 billion in sales, to emerging companies, which are often thinly staffed and are therefore receptive to comprehensive solution providers such as the Company.

         The Company provided services and sold products to approximately 1,000 customers during the fiscal year ended October 31, 1996. Fifty customers accounted for approximately 76% of the Company's net revenues during fiscal 1996. Cisco Systems and National Semiconductor accounted for approximately 37% and 5% of net revenues for the fiscal year ended October 31, 1996, respectively. Cisco Systems and National Semiconductor each contributed 18% for the fiscal year ended October 31, 1995. Historically, the Company has had substantial recurring sales from current customers. Over 60% of the Company's net revenues during the fiscal year ended October 31, 1996 were derived from customers which were also customers during fiscal 1995.

VENDORS

         Business Resource Group purchases its workspace products from a variety of suppliers. The table below summarizes principal product lines the Company purchases from its suppliers.


                                                                            Product Lines
                                                   -----------------------------------------------------
                                                   Modular
                     Vendor                        Systems         Casegoods       Seating     Specialty
                     ------                        -------         ---------       -------     ---------
         Allsteel, Inc.                              /x/               /x/            /x/
         Arcadia Furniture Corporation                                 /x/            /x/
         Creative Wood Products, Inc.                                  /x/            /x/
         Eagan Visual West, Inc.                                                                    /x/
         Eck Adams Corp.                                                              /x/
         Formline Systems                                              /x/                          /x/
         Global Wholesalers West, Inc.                                                /x/
         The Gunlocke Company                        /x/               /x/            /x/
         Hag, Inc.                                                                    /x/
         Harpers Furniture                           /x/               /x/            /x/
         The Hon Company                             /x/               /x/            /x/
         Kimball Office Furniture Co.                /x/               /x/            /x/           /x/
         The Knoll Group, Inc.                       /x/               /x/            /x/
         Krueger International, Inc.                 /x/
         National Office Furniture Co.                                 /x/            /x/
         Office Master, Inc.                                                          /x/
         SIS Human Factors Technology, Inc.                                                         /x/
         TAB Products Co.                            /x/               /x/
         Teknion, Inc.                               /x/               /x/            /x/
         Trendway, Inc.                              /x/
         United Chair Co.                                                             /x/


         None of the products currently offered by the Company is obtained on a sole source basis from any vendor or dealer. During the fiscal year ended October 31, 1996, the Company purchased approximately $21 million, $4 million and $4 million, respectively, from Teknion Inc., Kimball Office Furniture Co., and Allsteel Inc.. The Company also subcontracts for delivery, freight services and a small percentage of its installation services. Delivery and freight activities do not constitute a material portion of the Company's business.

         While the Company's strategy is to maintain multiple sources of supply for each of its workspace product lines, the Company is dependent upon these suppliers for timely delivery and product quality once orders are placed. The Company has, from time to time, experienced delays in product delivery from a number of suppliers. These delays have adversely affected the timing of customer deliveries and installations. Delays by suppliers have also resulted in increased costs to the Company and in certain cases lost revenues. Almost all of the Company's purchases from its vendors are made on a purchase order basis, and liabilities of such vendors to the Company for late deliveries are therefore principally based on the terms and conditions set forth in the applicable purchase order and the supplier's confirming document (if any). The Company customarily enters into negotiations with its vendors for price adjustments and late fees as may be appropriate in the event of late deliveries. Future delays in delivery by suppliers or poor product quality could have a material adverse effect on the Company's ability to meet customer requirements and thereby adversely affect revenues or increase costs.

OPERATIONS

         The Company's operations include ongoing order processing and coordination with its vendors through a software system developed by principals of the Company through an entity controlled by them at that time, but which is now independently owned. Order processing is performed in each of the Company's regional offices and such personnel are also responsible for customer service support to the sales representatives. The Company carries out its accounting and credit & collection function from its San Jose headquarters, maintaining receivables of more than 90 days at a level around five percent. Accounting functions include general ledger, accounts payable, accounts receivable and payroll. Responsibility for the Company's technology hardware and software upgrades and purchases is shared by Directors of System Administration and Applications Development. Training in sales, project management, customer service and installation services is carried out in both the Company's regional offices and its San Jose headquarters.

COMPETITION

         Workspace products and services are provided by a large number of companies. The office workspace products marketplace is highly fragmented in the metropolitan areas of the United States. For example, at least 25 traditional furniture dealers compete with the Company in the San Francisco Bay Area marketplace alone. The Company believes that its largest local competitor is Lindsay Ferrari, formed as a result of the 1994 merger of Lindsay's and Rucker Fuller, both local Steelcase dealers. The Company believes its comprehensive range of products and services is a competitive advantage relative to these companies. Its recent addition of workspace management services further differentiates it from traditional furniture dealers. In the workspace management services market, the Company competes with numerous, primarily small companies, depending on the type of service or location.

         The workspace products manufacturing industry is dominated by Steelcase, Herman Miller, Inc. and Haworth, Inc., each of which distributes their products directly and through captive dealers. The Company is not an authorized dealer for these manufacturers. There can be no assurance that these manufacturers will not price their products or services or offer other terms to become more competitive or to allow their dealers to become more competitive or that such actions would not have a material adverse effect on the Company or its results of operations.

         The Company believes that the primary competitive factors in its targeted market are customer responsiveness, breadth of services and products offered, quality and price. To remain competitive, the Company must continue to offer a broad range of services and products to meet the needs of its customers, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

FACTORS AFFECTING FINANCIAL RESULTS AND STOCK PRICE

         The Company's future results of operations may be adversely affected by various factors, including those discussed below. The Company's revenues and operating results may fluctuate substantially from period to period depending on such factors as the timing of significant customer orders, the timing of revenue and cost recognition, variations in contract service and product mix, changes in customer buying patterns, changes in vendor lead times and trends in the economy of the geographic region in which the Company operates. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business and results of operations. Given the variability of these factors, the Company expects that quarter to quarter performance may fluctuate for the foreseeable future and that results in any single quarter may therefore not be indicative of future results.

         A large portion of the Company's net revenues for any period are frequently dependent on a few large customer projects involving relocation, including a move to a new facility or an upgrade of an existing facility. At the conclusion of a major project, that customer may not have an immediate need for additional services or products on the same scale. The Company does not enter into long term or volume purchase contracts with its customers, and customers may discontinue further purchases of the Company's services or products at any time without notice. There can be no assurance that any of the Company's customers will expand their operations, relocate their offices or facilities or otherwise require the Company's services or products in the future. To maintain or increase existing levels of revenues and profits, the Company must identify and book major projects within its existing base of customers or with new customers. There can be no assurance that any of the Company's current customers will engage the Company for major projects in the future or that the Company will be able to obtain additional new customers.

         The market for workspace services and products is influenced by economic conditions, including consumer behavior and consumer confidence, the level of discretionary spending, interest rates and credit availability. Purchases of these services and products are often discretionary and tend to be deferred in times of economic stress. During economic downturns, the furniture industry tends to experience longer and deeper periods of recession than the general economy. Although the economy in the United States, and in particular that of the San Francisco Bay Area, the Southwest and Texas, has been expanding in recent years, there can be no assurance that it will continue to expand or that it will not decline in the future.

          The Company has made acquisitions during the current and prior fiscal years and may continue to make acquisitions in the future. The expansion of corporate operations in addition to managing acquired operations in new geographic areas entails numerous operational and financial risks, including difficulties in assimilating acquired operations, diversion of management's attention to other business concerns, amortization of acquired intangible assets, potential loss of employees or customers of acquired operations and difficulties in developing a local market for the Company's services and products. There can be no assurance that the Company will be able to achieve growth, or effectively manage any such growth, and failure to do so could have a material adverse effect on the Company's operating results.

         The Company will require significant capital for the expansion of its existing business, expansion into other geographic markets and acquisition of other businesses, each of which are key elements of the Company's strategy. There are no assurances that this capital will be available or available on terms which will not have a material adverse effect on the Company or its financial results.

         The market price of the Company's common stock may be subject to significant fluctuations. These fluctuations may be due to factors specific to the Company, such as quarterly fluctuations in the

Company's financial results, changes in analyst's estimates of future results, litigation, changes in investors' perceptions of the Company or the announcement of new products by the Company or its competitors. In addition, such fluctuations may be due to or exacerbated by conditions in the financial markets generally.

EMPLOYEES

         As of October 31, 1996, Business Resource Group had approximately 251 employees of whom 101 were in installation, 45 were in marketing and sales, 28 were in design and customer service, 31 were in finance and administration, and 46 were in project management. Of these employees, 169 were located in the Company's principal offices in San Jose, California, 12 were located in the San Francisco, California office, 30 were located in the Southwest regional offices in Tempe and Tucson, Arizona and Las Vegas, Nevada, 37 were located in the Texas offices in Dallas, San Antonio and Austin, and 3 were located in Denver, Colorado. The Company believes its relationship with its employees is good.

         The success of the Company depends to a significant extent upon the continued services of the Company's management. The Company has benefited from important contributions made by Brian McNay, Jeffrey Tuttle, Charles J. Winter and others. Mr. McNay and Mr. Tuttle have each made significant contributions to the Company's sales to date, accounting for approximately 34% and 6% of the Company's sales in the fiscal year ended October 31, 1996. In addition, as an executive officer since 1987, Mr. Winter has played a significant role in the management, operation and strategic direction of the Company. The loss of the services of any of these individuals could have a material adverse effect on the Company.

         None of the Company's employees is represented by a labor union. From time to time, installations of workspace products require the use of union labor to comply with the requirements of the customer or the work rules for the job location. In these situations, the Company subcontracts the installation to other parties that employ union labor. To date, the Company has not experienced difficulties obtaining subcontract installation services where required.

ITEM 2.  PROPERTIES
         Business Resource Group currently leases approximately 21,000 square feet of office space at 2150 North First Street in San Jose, California. The Company leases most of this space under an operating lease which runs through August 2001. The San Jose office serves as the Company's principal offices and also functions as a working showroom for products offered by the Company. The Company leases approximately 5,500 square feet of office and showroom space in San Francisco, California. The Company leases this space under an operating lease which runs through October 1997. The Company leases approximately 16,000 square feet of space in Tempe, Arizona, where its Southwest regional headquarters is located. The Company leases this space under an operating lease which runs through November 1997 with a renewal option, if exercised, which would extend the term of the lease through November 2000. In addition, within the Southwest region, the Company leases approximately 5,000 square feet in Las Vegas, Nevada and 1,000 square feet in Tucson, Arizona. Both the Las Vegas and Tucson leases are operating leases with terms running through April 1997 and November 1997, respectively. The Company leases approximately 7,000 square feet of space in Dallas, Texas, where its Texas regional headquarters is located. The Company leases this space under an operating lease which runs through September 1998, with a renewal option, if exercised, which would extend the term of the lease through September 2001. In addition, within the Texas region, the Company leases approximately 3,400 square feet in San Antonio under an operating lease with a term running through November 2001 and maintains a single executive suite in Austin, presently on a month-to-month rental basis. The Company may expand its office space in San Jose and Dallas to accommodate its growing sales, sales support and Workspace Management Services organizations. Otherwise, the Company believes that its existing facilities will generally be sufficient for its operational purposes within the Company's existing regions through the end of fiscal year 1997. The Company believes that additional space sufficient to meet its anticipated needs is available on reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         Business Resource Group is not currently subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the normal course of its business. These actions could include product liability, employee related issues and disputes with vendors or customers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

         The Company's Common Stock has been traded on the Nasdaq National Market under the symbol BRGP since the effective date of the Company's initial public offering on June 27, 1995. The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported in the Nasdaq National Market for the quarters indicated.


           FISCAL 1996                                                  HIGH                    LOW
                                                                        ----                    ---
                    Fourth Quarter ended October 31, 1996               4 5/8                   3 5/8
                    Third Quarter ended July 31, 1996                   6 1/4                   4
                    Second Quarter ended April 30, 1996                 5 5/8                   3 1/2
                    First Quarter ended January 31, 1996                5 3/8                   3 1/16


           FISCAL 1995                                                  HIGH                    LOW
           -----------                                                  ----                    ---
                    Fourth Quarter ended October 31, 1995               10 1/2                  4
                    Third Quarter ended July 31, 1995*                   9 1/2                  7

         * Price information reflects the period from June 27 to July 31, 1995. Registrant's stock was not actively traded on any national exchange until June 27, 1995.

         The Company estimates it had approximately 400 shareholders as of October 31, 1996, including beneficial owners included in securities position listings as described in Rule 17Ad- 8.

         The Company has never paid a cash dividend on its capital stock. Covenants in the Company's revolving line of credit facility prohibit the Company from paying dividends without prior approval by the lender. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business, and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONDENSED FINANCIAL DATA

                             SUMMARY FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


STATEMENTS OF INCOME DATA:



                                                                  YEAR ENDED OCTOBER 31,
                                           ------------------------------------------------------------------
                                             1996          1995          1994            1993          1992
                                           -------       -------       --------        -------       --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues:
   Workspace products ..............       $67,834       $33,940       $ 32,197        $18,604       $ 12,934
   Workspace services ..............        10,155         6,119          4,258          2,453          1,606
   Vendor commissions ..............           291           569            657             32            124
                                           -------       -------       --------        -------       --------

       Total net revenues ..........        78,280        40,628         37,112         21,089         14,664
                                           -------       -------       --------        -------       --------

Cost of net revenues:
   Workspace products ..............        55,051        26,605         25,044         14,604          9,726
   Workspace services ..............         7,320         4,179          3,131          1,887          1,384
                                           -------       -------       --------        -------       --------
       Total cost of net revenues ..        62,371        30,784         28,175         16,491         11,110
                                           -------       -------       --------        -------       --------

Gross profit .......................        15,909         9,844          8,937          4,598          3,554
Selling, general and
   administrative expenses .........        12,870         8,143          6,425          3,825          2,944
                                           -------       -------       --------        -------       --------
Income from operations .............         3,039         1,701          2,512            773            610
Interest income (expense) - net ....           124             7            (77)             1             (2)
                                           -------       -------       --------        -------       --------

Income before income taxes .........         3,163         1,708          2,435            774            608
Provision for income taxes .........         1,309           122             70             20             13
                                           -------       -------       --------        -------       --------
Net income .........................       $ 1,854       $ 1,586       $  2,365        $   754       $    595
                                           =======       =======       ========        =======       ========


Net income per common
   and common equivalent share .....       $   .38
                                           =======

Shares used in computation .........         4,886
                                           =======

Pro forma (1):
   Historical income before
       income taxes ................                       1,708          2,435
   Pro forma income taxes ..........                         709          1,009
                                                         -------        -------
Pro forma net income ...............                     $   999        $ 1,426
                                                         =======        =======

Pro forma net income per common
   and common equivalent share .....                     $   .26       $   .42
                                                         =======       =======

Pro forma shares used in
   computation......................                       3,834         3,406
                                                         =======       =======


(1) See Note 2 to Financial Statements for a discussion of pro forma amounts.

BALANCE SHEET DATA:


                                                     OCTOBER 31,
                             ---------------------------------------------------------
                             1996           1995         1994         1993        1992
                             ----           ----         ----         ----        ----
                                                      (IN THOUSANDS)
Working capital .......     $10,063       $ 9,470       $2,784       $1,160       $  890
Total assets ..........      22,560        16,053        7,640        4,496        2,295
Long-term obligations..          --           120          123           --           --
Shareholders' equity...      13,002        11,020        3,296        1,444        1,124


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

         Business Resource Group is a provider of workspace services and products. Most of the Company's net revenues are derived from billings for workspace products, including modular systems, casegoods, seating, filing systems and specialty furniture products. The Company's experience is that its success in generating these revenues is dependent upon the provision of related services, such as project management, space planning and design, product specification and order management. The price of these services is frequently included in product billing to its customers as part of its integrated workspace solution. Approximately thirteen percent of the Company's net revenues are derived from separately billed workspace services, including installation and maintenance, delivery and Workspace Management Services. A very small percentage of the Company's net revenues are derived from commissions on product sales which certain of the Company's vendors bill directly.

         The Company's net revenues and operating results fluctuate substantially from period to period depending on such factors as the timing of significant customer orders, the timing of revenue and cost recognition, variations in contract service and product mix, the ability of the Company's suppliers to manufacture and deliver products on a timely basis, changes in customer buying patterns and trends in the economy of the geographic region in which the Company operates. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business and results of operations.

         Between July 1989 and June 25, 1995, the Company was an S Corporation pursuant to the Internal Revenue Code of 1986, as amended (the "Code"), and therefore was not subject to federal and most state income taxes. In lieu of corporate income taxes, the shareholders of the Company were taxed on their proportionate share of the Company's taxable income. Subsequent to June 25, 1995, the Company terminated its S Corporation status and became subject to federal and state income taxes. See Note 2 to financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement data as a percentage of net revenues:


                                                          YEAR ENDED OCTOBER 31,
                                                   ----------------------------------
                                                     1996          1995          1994
                                                   ------        ------        ------
         Net revenues:
             Workspace products ............         86.6%         83.5%         86.7%
             Workspace services ............         13.0          15.1          11.5
             Vendor commissions ............           .4           1.4           1.8
                                                   ------        ------        ------
                  Total net revenues .......        100.0         100.0         100.0
                                                   ------        ------        ------
         Cost of net revenues:
             Workspace products ............         70.3          65.5          67.5
             Workspace services ............          9.4          10.3           8.4
                                                   ------        ------        ------
                  Total cost of net
                    revenues................         79.7          75.8          75.9
                                                   ------        ------        ------

         Gross profit ......................         20.3          24.2          24.1
         Selling, general and
             administrative expenses .......         16.4          20.0          17.3
                                                   ------        ------        ------
         Income from operations ............          3.9           4.2           6.8
         Interest income (expense) - net ...          0.1           0.0          (0.2)
                                                   ------        ------        ------

         Income before income taxes ........          4.0           4.2           6.6
         Provision for income taxes ........          1.6           0.3           0.2
                                                   ------        ------        ------
         Net income ........................          2.4%          3.9%          6.4%
                                                   ======        ======        ======
         Pro forma:
             Historical income before
                  income taxes .............                        4.2%          6.6%
             Pro forma income taxes ........                        1.7           2.8
                                                                 ------        ------
         Pro forma net income ..............                        2.5%          3.8%
                                                                 ======        ======

YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994.

Net Revenues

         Net revenues increased 93% to $78.3 million in fiscal 1996 from $40.6 million in fiscal 1995. The increase was primarily attributable to new large project business from both new and existing customers and revenues generated by the Company's southwestern United States and Texas regional business units acquired in September 1995 and January 1996, respectively. In the Company's San Jose/San Francisco region approximately $52.4 million in revenue, out of a total of approximately $66.7 million, was earned from 42 customers, each of which contributed at least $200,000 in annual revenue, up from approximately $27.3 million in revenue, out of a total of approximately $40.4 million, from 28 customers in 1995. The southwestern United States and Texas regions contributed approximately $11.6 million in fiscal 1996, up from $260,000 in 1995.

         Net revenues increased 9% to $40.6 million in fiscal 1995 from $37.1 million in fiscal 1994. The increase was primarily attributable to an increase in sales to the Company's top 10 customers of approximately $2.4 million and first time revenues from new businesses of approximately $1.5 million. The Company's new offerings of TAB products and certain facilities management services contributed first time revenues of approximately $1.0 million, including commissions, and $300,000, respectively. The Company's new operations in Arizona and Nevada, which were established as a result of the RST acquisition, contributed $260,000 in revenue.

         Vendor commissions decreased $278,000 to $291,000 in fiscal 1996 from $569,000 in fiscal 1995 as most vendors discontinued their policies of billing customers directly and only paying a commission to the Company. Additionally, during the third quarter of fiscal 1996, the Company discontinued its Records Management business in order to streamline its operations and focus on its Workspace Products and Workspace Management Services businesses. Vendor commissions from TAB, for sales of records management products, totalled approximately $224,000 and $245,000 in fiscal 1996 and 1995, respectively.

         Vendor commissions decreased $88,000 to $569,000 in fiscal 1995 from $657,000 in fiscal 1994 primarily the result of vendors agreeing with the Company's requests to change their policies and sell their products directly to the Company. This decrease was partially offset by increased vendor commissions from TAB whose policy it is to bill and collect amounts from customers directly and pay a commission to the Company.

         Gross Profit

         Gross profit increased 62% to $15.9 million in fiscal 1996 from $9.8 million in fiscal 1995, primarily the result of the 93% increase in revenue. Gross profit as a percentage of net revenues decreased to 20% in fiscal 1996 from 24% in fiscal 1995. Product margins decreased 2% to 19% in fiscal 1996, the result of a shift in product mix from higher margin projects to higher volume, lower margin projects and the impact of the Company's decision to accept certain low margin projects which the Company felt were important to its competitive positioning and its ability to penetrate certain markets. Service margins also decreased as a percentage of revenue to 28% from 33% in fiscal 1995, the result of a service mix shift to lower margin volume-related services, start-up costs in the Company's Workspace Management Services business, underabsorption of overhead in the Company's developing regional installation businesses and the use of outside contract installation companies in certain out-of-state locations.

         Gross profit increased 10% to $9.8 million in fiscal 1995 from $8.9 million in fiscal 1994, while it remained constant as a percentage of net revenues at 24%. Slightly lower product margins, down 1% to 22%, on the higher volume product offerings were offset by higher margins, up 5% to 32%, on the Company's lower volume service offerings.

         Gross profit has varied and is expected to continue to vary as a result of such factors as the mix of workspace products and services sold, the percentage of sales to new customers relative to repeat customers and the percentage of total net revenues generated through large customer orders relative to small customer orders.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased 58% to $12.9 million in fiscal 1996 from $8.1 million in fiscal 1995, while decreasing as a percentage of net revenues to 16% in fiscal 1996 from 20% in fiscal 1995. The increase in selling, general and administrative expenses was primarily the result of increased revenue and related commissions, expanded operations in Arizona, Nevada and Texas, and a continuing effort to build the infrastructure necessary to run a larger business. The decrease in these expenses as a percentage of net revenues reflected allocation of administrative costs over a larger sales volume.

         Selling, general and administrative expenses increased 27% to $8.1 million in fiscal 1995 from $6.4 million in fiscal 1994, while increasing as a percentage of net revenues to 20% in fiscal 1995 from 17% in fiscal 1994. The increase in selling, general and administrative expenses was primarily the result of expanded operations and an effort to build infrastructure to support the growth of the business. The increase in these expenses as a percentage of net revenues also reflected lower year-on-year revenues during the Company's fiscal fourth quarter of 1995.

Interest and Other Income (Expense)

         Interest income, net of interest and other expense totaled $124,000 for the twelve months ended October 31, 1996 versus $7,000 for the same period of fiscal 1995. The increase in net interest income was due to higher cash balances as a result of the Company's initial public offering of its common stock in June 1995.

         Interest income, net of interest expense totaled $7,000 for the twelve months ended October 31, 1995 versus interest expense, net of interest income of $77,000 for the same period of fiscal 1994. The shift from net interest expense to net interest income was due to higher cash balances as a result of the Company's initial public offering of its common stock in June 1995. A portion of the proceeds of such initial public offering was used to pay down the Company's outstanding balances on its line of credit.

Income Taxes

         The Company was a C Corporation for tax purposes for all of fiscal 1996 and an S Corporation for approximately eight of the twelve months of fiscal 1995 and for the entire fiscal year 1994. As a result, the Company's effective tax rates were 41%, 7% and 3% for the twelve month periods ended October 31, 1996, 1995 and 1994, respectively. The Company has used a tax rate of 41% for the 1995 and 1994 pro forma information.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its working capital requirements principally through operating activities, a public offering of its common stock in June 1995 and short-term borrowings available under a bank revolving line of credit. Working capital requirements included the financing of increases in accounts receivable due to sales growth and the timing difference between when the Company paid its vendors and when it collected its customer receivables. Such timing difference was the result of the Company's practice to take advantage of available vendor purchase discounts.

         Working capital at October 31, 1996 was $10.1 million, up from $9.5 million at October 31, 1995.

         During the twelve months ended October 31, 1996, net cash used by operating activities was $2.1 million, representing net income of $1.9 million and increases in accounts payable of $3.6 million and accrued liabilities of $1.0 million, offset by increases in accounts receivable of $8.5 million, prepaids and other current assets of $318,000 and inventory of $52,000. Accounts receivable increased as a result of the timing of such revenue during the quarter ended October 31, 1996, reflecting in particular a relatively large percentage of sales during the final month of the quarter. Accounts payable increased as a result of the increased revenue in the fourth quarter of fiscal 1996 versus 1995. Accrued liabilities increased primarily as a result of increased sales commissions and sales tax. Net cash used by investing activities was $1.9 million, primarily represented by the purchase of property and equipment for $1.5 million and payments of $300,000 in connection with the acquisition of certain assets of Corporate Source. Net cash used by financing activities was $297,000, representing repayments of notes payable and capital lease obligations of $250,000 and the change in bank overdrafts of $175,000, partially offset by the issuance of common stock under the Company's employee stock purchase plan of $128,000.

         The Company presently believes existing cash, together with cash generated from operations and the Company's available borrowing capacity, will provide sufficient funds to meet the Company's anticipated working capital requirements and its planned expansion/acquisition strategy for the foreseeable future. There can be no assurance, however, that the Company's actual needs will not exceed anticipated levels.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                              PAGE

Independent Auditors' Report ..............................................................     21

Financial Statements:

   Balance Sheets at October 31, 1996 and 1995 ............................................     22

   Statements of Income for the Years Ended October 31, 1996, 1995 and 1994 ...............     23

   Statements of Shareholders' Equity for the Years Ended October 31, 1996, 1995 and 1994..     24

   Statements of Cash Flows for the Years Ended October 31, 1996, 1995 and 1994 ...........     25

   Notes to Financial Statements for the Years Ended October 31, 1996, 1995 and 1994 ......     26

                          INDEPENDENT AUDITORS' REPORT

   To the Board of Directors and Shareholders of Business Resource Group:

   We have audited the accompanying balance sheets of Business Resource Group (the Company) as of October 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed at Item 14 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at October 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






   /s/  Deloitte & Touche LLP




   San Jose, California

   December 10, 1996

                            BUSINESS RESOURCE GROUP
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       OCTOBER 31,
                                                                                       -----------
                                                                                  1996           1995
                                                                                 -------       -------
                                     ASSETS

Current assets:
    Cash and equivalents .................................................       $ 1,011       $ 5,326
    Accounts receivable, less allowance for doubtful accounts
       of $57 in 1996 and $125 in 1995 ...................................        16,122         7,168

    Inventory ............................................................           974           929
    Prepaids and other current assets ....................................         1,387           941
                                                                                 -------       -------
       Total current assets ..............................................        19,494        14,364

Property and equipment - net .............................................         2,017           733
Other assets .............................................................         1,049           956
                                                                                 -------      --------
                                                                                 $22,560       $16,053
                                                                                 =======       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Bank overdraft .......................................................       $   476       $   651
    Accounts payable .....................................................         5,935         2,096
    Accrued liabilities ..................................................         2,908         1,905
    Current portion of notes payable and capital lease obligations .......           112           242
                                                                                 -------       -------
       Total current liabilities .........................................         9,431         4,894

Notes payable and capital lease obligations ..............................            --           120
Deferred income tax liability ............................................           127            19

Shareholders' equity:
    Preferred stock, par value $0.01 per share; 2,000,000 shares
       authorized; no shares outstanding .................................            --            --
    Common stock, par value $0.01 per share; 50,000,000 shares authorized;
       outstanding:
       4,858,864 shares in 1996 and 4,820,743 shares in 1995 .............            49            48
    Additional paid-in capital ...........................................        10,685        10,558
    Retained earnings ....................................................         2,268           414
                                                                                 -------       -------
       Total shareholders' equity ........................................        13,002        11,020
                                                                                 -------       -------
                                                                                 $22,560       $16,053
                                                                                 =======       =======


                       See notes to financial statements.

                            BUSINESS RESOURCE GROUP
                              STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   YEAR ENDED OCTOBER 31,
                                           -----------------------------------
                                             1996          1995          1994
                                           -------       -------       -------
  Net revenues:
      Workspace products .............     $67,834       $33,940       $32,197
      Workspace services .............      10,155         6,119         4,258
      Vendor commissions .............         291           569           657
                                           -------       -------       -------
          Total net revenues .........      78,280        40,628        37,112
                                           -------       -------       -------

  Cost of net revenues:
      Workspace products .............      55,051        26,605        25,044
      Workspace services .............       7,320         4,179         3,131
                                           -------       -------       -------
          Total cost of net revenues..      62,371        30,784        28,175
                                           -------       -------       -------

Gross profit .........................      15,909         9,844         8,937
Selling, general and
    administrative expenses ..........      12,870         8,143         6,425
                                           -------        ------       -------
Income from operations ...............       3,039         1,701         2,512
Interest income (expense) - net ......         124             7           (77)
                                           -------        ------       -------

Income before income taxes ...........       3,163         1,708         2,435
Provision for income taxes (Note 2)...       1,309           122            70
                                           -------        ------       -------
Net income ...........................     $ 1,854        $1,586       $ 2,365
                                           =======        ======       =======

Net income per common and common
    equivalent share .................     $  0.38
                                           =======
Shares used in computation ...........       4,886
                                           =======

Pro forma (Note 2):
    Historical income before
        income taxes .................                  $ 1,708       $ 2,435
    Pro forma income taxes ...........                      709         1,009
                                                         ------       -------
Pro forma net income .................                  $   999       $ 1,426
                                                         ======       =======

Pro forma net income per common and
       common equivalent share .......                   $ 0.26       $  0.42
                                                         ======       =======
Pro forma shares used in computation..                    3,834         3,406
                                                         ======       =======


                       See notes to financial statements.

BUSINESS RESOURCE GROUP
STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       ADDITIONAL
                                                  COMMON STOCK          PAID-IN      RETAINED
                                              SHARES      AMOUNT       CAPITAL       EARNINGS         TOTAL
                                             ---------       ---       -------       -------        --------
Balances, November 1, 1993 ...........       2,978,760       $30       $     2       $ 1,412        $  1,444

   Issuance of common stock
     (including $220 recorded as stock
     compensation) ...................          91,464         1           273            --             274
   Distributions to S Corporation
     shareholders ....................              --        --            --          (787)           (787)
   Net income ........................              --        --            --         2,365           2,365
                                             ---------       ---       -------       -------        --------

Balances, October 31, 1994 ...........       3,070,224        31           275         2,990           3,296
   Distributions to S Corporation
     shareholders ....................              --        --            --        (4,162)         (4,162)
   Issuance of common stock
     (including $67 recorded as
     stock compensation) .............          15,244        --            76            --              76
   Initial public offering, net of
     issuance costs of $1,926 ........       1,725,000        17        10,132            --          10,149
   Issuance of common stock in
     connection with acquisition .....          10,275        --            75            --              75
   Net income ........................              --        --            --         1,586           1,586
                                             ---------       ---       -------       -------        --------

Balances, October 31, 1995 ...........       4,820,743        48        10,558           414          11,020

   Employee stock purchase program ...          38,121         1           127            --             128
   Net income ........................              --        --            --         1,854           1,854
                                             ---------       ---       -------       -------        --------

Balances, October 31, 1996 ...........       4,858,864       $49       $10,685       $ 2,268        $ 13,002
                                             =========       ===       =======       =======        ========


                       See notes to financial statements.

                            BUSINESS RESOURCE GROUP
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                      YEAR ENDED OCTOBER 31,
                                                                                 1996         1995         1994
                                                                             ----------   ----------    -------
  Cash flows from operating activities:
    Net income ....................................................................       $ 1,854        $  1,586        $ 2,365
     Adjustments to reconcile net income to net cash provided (used) by operating activities:
       Depreciation and amortization ..............................................           455             257             94
       Loss on disposal of fixed assets ...........................................            --              11             14
       Stock compensation .........................................................            --              67            220
       Deferred income taxes ......................................................           (15)           (132)            --
       Changes in operating assets and liabilities (net of effect of acquisitions):
         Accounts receivable - net ................................................        (8,533)         (1,197)        (1,734)
         Inventory ................................................................           (52)            243           (779)
         Prepaids and other current assets ........................................          (318)           (374)          (200)
         Accounts payable .........................................................         3,583             228            (82)
         Accrued liabilities ......................................................           958              81            809
                                                                                          -------        --------        -------
           Net cash provided (used) by operating activities .......................        (2,068)            770            707
                                                                                          -------        --------        -------
  Cash flows from investing activities:
    Purchase of property and equipment ............................................        (1,549)           (451)          (168)
    Cash paid for acquisitions ....................................................          (300)           (375)            --
    Other assets ..................................................................          (101)            (14)            (3)
    Proceeds from sale of equipment ...............................................            --              --              8
                                                                                          -------        --------        -------
           Net cash used  by investing activities .................................        (1,950)           (840)          (163)
                                                                                          -------        --------        -------
  Cash flows from financing activities:
    Bank overdraft ................................................................          (175)            651             --
    Repayment of capital lease obligations ........................................          (120)            (21)           (16)
    Repayment of notes payable ....................................................          (130)           (247)            --
    Issuance of common stock ......................................................           128          10,158             54
    Distributions to shareholders .................................................            --          (4,162)          (787)
    Borrowings on line of credit - net ............................................            --          (1,175)           285
                                                                                          -------        --------        -------
           Net cash provided (used) by financing activities .......................          (297)          5,204           (464)
                                                                                          -------        --------        -------
  Increase (decrease) in cash and equivalents .....................................        (4,315)          5,134             80

  Cash and equivalents  balances:
    Beginning of period ...........................................................         5,326             192            112
                                                                                          -------        --------        -------
    End of period .................................................................       $ 1,011        $  5,326        $   192
                                                                                          =======        ========        =======

  Supplemental disclosures of cash flow information - cash paid during the period for:
    Interest ......................................................................       $    39        $    131        $    70
                                                                                          =======        ========        =======
    Income taxes ..................................................................       $ 1,250        $    340        $    38
                                                                                          =======        ========        =======
  Noncash investing and financing transactions:
    Sale of distribution rights for note receivable (Note 10) .....................       $   177        $     --        $    --
                                                                                          =======        ========        =======
    Notes payable issued for distribution .........................................       $    --        $     --        $   226
                                                                                          =======        ========        =======
    Property acquired under capital leases ........................................       $    --        $     --        $    70
                                                                                          =======        ========        =======

  Acquisitions:
    Tangible assets acquired ......................................................       $   333        $    820        $    --
    Intangible assets acquired ....................................................           255             781             --
    Liabilities assumed ...........................................................          (288)           (801)            --
    Notes payable issued ..........................................................            --            (350)            --
    Common stock issued ...........................................................            --             (75)            --
                                                                                          -------        --------        -------
Cash paid for acquisitions ........................................................       $   300        $    375        $    --
                                                                                          =======        ========        =======


                       See notes to financial statements.

                             BUSINESS RESOURCE GROUP

                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994





1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


      ORGANIZATION - Business Resource Group, a California corporation (the Company), provides workspace products and services.

      In April 1995, the shareholders approved a restatement of the articles of incorporation to, among other things, authorize issuance of two-hundred six (206) shares of common stock in exchange for each share of common stock outstanding. The accompanying financial statements reflect the effect of the stock split for all periods presented.

      CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable, inventory reserves, certain accruals and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

      CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. Management believes the credit risk associated with cash and cash equivalents is minimal. Substantially all of the Company's business activities are located in Northern California, Arizona, Nevada and Texas. The Company performs on-going credit evaluations of its customers and requires deposits for sales on credit when deemed necessary. The Company maintains reserves for discounts and potential credit losses; actual losses resulting from write-offs have not been significantly different from management's estimates.

      CASH EQUIVALENTS are highly liquid debt investments purchased with a maturity of three months or less.


      INVENTORY consists primarily of goods in transit shipped directly to customers by suppliers and is valued at the lower of cost (specific identification) or market value.

      PROPERTY AND EQUIPMENT are stated at cost and are depreciated and amortized using the straight-line method over useful lives of three to seven years for equipment and over the lesser of the useful life or the lease term for leasehold improvements.

      OTHER ASSETS - Goodwill and customer list intangibles purchased in acquisitions are included in other assets and are amortized using the straight-line method over estimated useful lives of three to ten years. The Company evaluates the recoverability of goodwill on a quarterly basis based on estimated undiscounted future cash flows. Amortization amounted to $187,000 and $84,000 in fiscal 1996 and 1995, respectively, with no amortization in fiscal 1994.

      REVENUE RECOGNITION - Revenues from workspace product sales and vendor commissions are recognized upon receipt of products by the customer. Service revenues are recognized upon customer acceptance of the project.

      STOCK COMPENSATION - In connection with the issuance of 15,244 and 91,464 shares of common stock during the years ended October 31, 1995 and 1994, respectively, the Company has recorded the difference between the deemed fair value for accounting purposes and amounts paid by the acquiring shareholders, as specified in the stock purchase agreements, as compensation expense in the periods which services were performed.

      INCOME TAXES - Income taxes are provided for using the asset and liability approach.

      SHAREHOLDER DISTRIBUTIONS - The Company made distributions to its S Corporation shareholders to allow payment of their federal and state income taxes and to distribute previously undistributed S Corporation earnings as of the date the Company terminated its status as an S Corporation.

2.    PRO FORMA NET INCOME AND NET INCOME PER COMMON AND COMMON EQUIVALENT
      SHARES

      Through June 1995, the Company was not subject to federal and most state income taxes since its shareholders elected that the Company be taxed as an S Corporation pursuant to the Internal Revenue Code. In lieu of corporate income taxes, the shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision for federal income taxes has been included in these financial statements for fiscal 1994 and the portion of fiscal 1995 during which the Company was an S Corporation. Although the S Corporation election is recognized for California income tax purposes, the State of California requires S Corporations to pay a tax of 1.5% (2.5% prior to October 31, 1994) of taxable income. Effective June 1995, in conjunction with the Company's initial public offering of its common stock, the Company's status as an S Corporation was terminated and the Company became subject to federal and state income taxes.

      The pro forma information presented on the statements of income and in the Selected Quarterly Data (Unaudited) in Note 15 reflect a provision for income taxes at an effective rate of 41% for fiscal 1995 and 1994. Pro forma financial information is provided to show what the significant effects on the historical financial information might have been had the Company been treated as a C Corporation for income tax purposes prior to June 1995.

3.    RECENTLY ISSUED ACCOUNTING STANDARD

      In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation". The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in fiscal 1997, and requires measurement of awards made beginning in fiscal 1996.

      The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company intends to follow these disclosure requirements for its employee stock plans. As a result, adoption of the new standard will not impact reported earnings or earnings per share, and will have no effect on the Company's cash flows.

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):


                                                        1996           1995
                                                      -------        -------
      Computer equipment ........................     $ 1,596        $   442
      Office furniture and equipment ............         935            632
       Leasehold improvement ....................         115             19
                                                      -------        -------
                                                        2,646          1,093
      Accumulated depreciation and amortization..        (629)          (360)
                                                      -------        -------
      Total property and equipment - net ........     $ 2,017        $   733
                                                      =======        =======


5.    LINE OF CREDIT

      The Company has an $8,000,000 revolving line of credit with a bank, which expires in July 1997. The line bears interest at prime (8.25% at October 31, 1996) and is collateralized by substantially all of the Company's assets. Among other conditions and restrictions, the Company has agreed to certain financial covenants including maintenance of (1) a current ratio of at least 1.25 to 1; (2) total debt to tangible net worth ratio, as defined, of no more than 2.0 to 1; (3) tangible net worth, as defined, of at least $8,804,500; and (4) a debt service coverage ratio, as defined, of not less than 1.5 to 1. In addition, the Company is prohibited from paying dividends on its common stock without prior approval of the lender. At October 31, 1996, the Company was in compliance with all covenants.

6.    ACCRUED LIABILITIES

            Accrued liabilities consist of the following (in thousands):


                                                                           OCTOBER 31,
                                                                      -------------------
                                                                        1996         1995
                                                                      ------       ------
      Accrued commissions payable:
         Shareholders .........................................       $  515       $  238
         Others ...............................................          758          441
      Sales taxes payable .....................................          693          385
      Customer deposits .......................................          327          333
      Other accrued liabilities ...............................          615          508
                                                                      ------       ------
      Total accrued liabilities ...............................       $2,908       $1,905
                                                                      ======       ======

7.    NOTES PAYABLE AND LEASE OBLIGATIONS

      As part of the purchase price associated with the acquisition of RST (Note
      14) in September 1995, the Company recorded a note payable of $100,000. The note is payable in full during fiscal 1997.

      The Company leases equipment under capital lease agreements. At October 31, 1996 and 1995, the cost of equipment acquired under capital leases was $70,000 and accumulated amortization was

      $61,000 and $34,000, respectively. The Company also leases operating facilities under noncancelable operating leases which contain various renewal options.

      Future minimum lease payments under both capital and noncancelable operating leases are as follows (in thousands):


      YEARS ENDING                                    CAPITAL    OPERATING
      OCTOBER 31,                                     LEASES      LEASES
      -----------                                     ------      ------
           1997 .................................     $ 13        $  781
           1998 .................................       --           608
           1999 .................................       --           444
           2000 .................................       --           436
           2001 .................................       --           337
                                                      ----        ------
        Total future minimum payments ...........       13        $2,606
                                                                  ======
        Less imputed interest ...................       (1)
                                                      -----
        Present value of future minimum payment..     $ 12
                                                      =====

      Total rent expense for the years ended October 31, 1996, 1995 and 1994 under operating leases was approximately $636,000, $324,000 and $209,000, respectively.

8.    EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) plan which covers substantially all full-time employees. The plan operates on a calendar year. All eligible employees are permitted to make tax deferred contributions of up to 20% of their annual compensation, subject to certain Internal Revenue Service limitations. The Company provides matching contributions of 25% of employees' contributions (up to 6% of employees' cash compensation). Employee contributions and earnings thereon are vested immediately; Company contributions vest over five years. In fiscal 1996, 1995 and 1994, the Company contributed $71,000, $22,000 and $15,000 to the plan.

9.    INCOME TAXES

      The provision for income taxes consisted of the following (in thousands):


                                                YEAR ENDED OCTOBER 31,
                                                ----------------------
                                             1996          1995       1994
                                           -------        -----       ----
      Current:
         Federal ...................       $ 1,043        $ 183        $--
         State .....................           281           71         70
                                           -------        -----        ---
                                             1,324          254         70
                                           -------        -----        ---
      Deferred:
         Federal ...................           (25)        (106)        --
         State .....................            10          (26)        --
                                           -------        -----        ---
                                               (15)        (132)        --
                                           -------        -----        ---
      Total........................        $ 1,309        $ 122        $70
                                           =======        =====        ===

      The pro forma provision for income taxes consists of the following:

                                               YEAR ENDED OCTOBER 31,
                                                 1995          1994
                                               -------        -------

      Current:
         Federal ...................           $   618        $   776
         State .....................               191            235
                                               -------        -------
                                                   809          1,011
                                               -------        -------
      Deferred:
         Federal ...................               (75)            (2)
         State .....................               (25)            --
                                               -------        -------
                                                  (100)            (2)
                                               -------        -------
      Total pro forma ..............           $   709        $ 1,009
                                               =======        =======


      The components of the actual deferred tax assets and liabilities at October 31, 1996 and the pro forma and actual deferred tax assets and liabilities at October 31, 1995 were as follows (in thousands):


                                                                             OCTOBER 31,
                                                                             -----------
                                                                          1996         1995
                                                                         -----        -----
      Deferred tax assets:
         Accruals recognized in different periods for tax purposes..     $ 274        $ 151
         Amortization of intangibles ...............................        46           24
      Deferred tax liabilities - accelerated depreciation ..........      (173)         (43)
                                                                         -----        -----


      Net deferred tax assets ......................................     $ 147        $ 132
                                                                         =====        =====

      Current deferred income tax assets of $274,000 and $151,000, at October 31, 1996 and 1995, are included in prepaids and other current assets.

      The provision for income taxes for the year ended October 31, 1996 and the pro forma provision for income taxes for the fiscal years ended October 31, 1995 and 1994, differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:


                                                          YEAR ENDED OCTOBER 31,
                                                      ----------------------------
                                                      1996        1995        1994
                                                      ----        ----        ----

      Tax computed at federal statutory rate ....     35.0%       35.0%       35.0%
      State income taxes, net of federal effect..      6.1         6.1         6.1
       Other ....................................      0.3         0.4         0.3
                                                      ----        ----        ----
      Effective income tax rate .................     41.4%       41.5%       41.4%
                                                      ====        ====        ====

10.   RELATED PARTY TRANSACTIONS

      In fiscal 1994, certain shareholders of the Company sold their interest in Silicon Business Solutions ("SBS"), a software company. The Company paid fees of $27,000 to SBS in fiscal 1994 for maintenance services. SBS received advances from the Company, $36,000 of which was forgiven in conjunction with the sale of the shareholders' interest. SBS was not a related party during fiscal 1996 and 1995.

      The Company purchased products from a vendor (affiliate) during fiscal 1995 and 1994. This affiliate was owned by certain shareholders of the Company. Purchases from affiliate were $277,000 and $357,000 in fiscal 1995 and 1994, respectively. There were no accounts payable to the affiliate at October 31, 1996 and 1995, respectively. The assets of the affiliate were acquired by the Company in April 1995 for $95,000 and no further purchases were made from the affiliate following the acquisition.

      In fiscal 1994, the Company entered into a direct sales representative agreement for certain vendor products within a specified territory. In June 1995, an officer of the vendor was elected to the Board of Directors of the Company. In the year ended October 31, 1996, the Company purchased $1.0 million of product and earned $224,000 in commissions from the vendor. In the year ended October 31, 1995, the Company purchased $2.7 million of product and earned $245,000 in commissions from the vendor. At October 31, 1996, the Company had no accounts receivable due from the vendor. In July 1996, the Company entered into an agreement with the vendor to relinquish its exclusive distribution rights, in exchange for a $177,000 note receivable, payable to the Company over twelve months, bearing interest at 4.625%.

11.   MAJOR CUSTOMERS AND VENDORS

      Two customers represented 37% and 5%, 18% and 18%, and 32% and 15% of net revenues for the years ended October 31, 1996, 1995 and 1994, respectively.

      Two vendors represented 35% and 7% of total purchases for the year ended October 31, 1996 and 13% and 17% of total purchases for the year ended October 31, 1995. One vendor represented 35% of total purchases for the year ended October 31, 1994.

12.   WARRANTS

      The Company issued warrants in fiscal year 1995 to purchase 110,000 shares of common stock, at an exercise price per share of 120% of the initial offering price ($8.40 per share), to the underwriters who managed the initial public offering of the Company's common stock. The warrants are exercisable over a period of five years beginning from the date of the initial public offering (June 1995).

13.   STOCK PLANS

      In April 1995, the Board of Directors adopted and the shareholders approved the Company's 1995 Stock Option Plan, Employee Stock Purchase Plan and the Directors' Stock Option Plan.

      1995 Stock Option Plan


      During fiscal 1996, the Company increased the number of shares of common stock reserved for issuance under the 1995 Stock Option Plan (the 1995
      Plan) from 750,000 to 1,200,000. The 1995 Plan provides for the granting of incentive stock options at an exercise price of not less than 100% of fair market value on the date of the grant and nonstatutory stock options at not less than 85% of the fair market value on the date of the grant. Stock options granted under the 1995 Plan generally become exercisable at the rate of 1/8 of the total shares granted six months after the date of the grant and 1/48 of the total number of shares granted each month thereafter.

      The following summarizes activity in the 1995 Plan for the years ended October 31, 1996 and 1995:

                                                        SHARES             OUTSTANDING OPTIONS
                                                       AVAILABLE        ------------------------
                                                       FOR GRANT        SHARES             PRICE
                                                       ---------        ------             -----
      Balance at November 1, 1994 .............             --              --        $          --

      Shares reserved for plan at adoption
        date...................................        750,000              --                   --
      Grants ..................................       (529,000)        529,000        $4.75 - 10.00

      Cancellations ...........................         22,567         (22,567)       $5.00 - 10.00
                                                       -------         -------
      Balance at October 31, 1995 .............        243,567         506,433        $4.75 - 10.00

      Increase in shares reserved for plan ....        450,000              --                   --
      Grants ..................................       (465,250)        465,250        $3.50 -  5.38

      Cancellations ...........................        146,589        (146,589)       $3.50 - 10.00
                                                       -------         -------
       Balance at October 31, 1996 ............        374,906         825,094        $3.50 - 10.00
                                                       =======         =======


      At October 31, 1996, 242,920 options were exercisable.

      The Company's Board of Directors, subject to shareholder approval, has authorized a 500,000 increase in shares of common stock reserved under the 1995 Stock Option Plan for stock option grants.

      Employee Stock Purchase Plan

      A total of 200,000 shares of common stock have been reserved for issuance under the 1995 Employee Stock Purchase Plan. Eligible employees may purchase common stock through payroll deductions of up to 10% of their compensation at a purchase price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of each six-month offering period. There were 38,121 shares issued under the Employee Stock Purchase Plan in fiscal 1996 and none were issued in fiscal 1995.

      Directors' Stock Option Plan

      A total of 100,000 shares of common stock have been reserved for issuance under the 1995 Directors' Stock Option Plan (the Directors' Plan). The Directors' Plan provides for an initial grant of nonstatutory stock options to all nonemployee directors of the Company on the date on which they join the Board and automatic annual grants of nonstatutory stock options issued on the first day of each fiscal year to all nonemployee directors of the Company who have served at least three months as of such grant date. Options granted under the Directors' Plan are at an exercise price equal to the fair market value as of the grant date. Initial grants become exercisable ratably over four years and automatic grants become exercisable four years after the grants.

      The following summarized activity in the Directors' Plan for the years ended October 31, 1996 and 1995:


                                                SHARES           OUTSTANDING OPTIONS
                                               AVAILABLE       ----------------------
                                               FOR GRANT       SHARES           PRICE
                                               ---------       ------           -----
            Balance at November 1, 1994...           --            --       $          --

            Shares reserved for plan .....      100,000            --                  --
            Grants .......................      (40,000)       40,000       $6.00 - 7.00
                                                 ------        ------
            Balance at October 31, 1995...       60,000        40,000       $ 6.00 - 7.00

            Grants .......................      (10,000)       10,000       $        4.75
                                                 ------        ------

             Balance at October 31, 1996..       50,000        50,000       $4.75 - 7.00
                                                 ======        ======


      At October 31, 1996, 10,000 options were exercisable.

      The Company's Board of Directors, subject to shareholder approval, has authorized a 25,000 increase in shares of common stock reserved under the 1995 Directors' Stock Option Plan for stock option grants.

14.   ACQUISITIONS

      In January 1996, the Company acquired, in a purchase transaction, certain assets and assumed certain liabilities of Corporate Source for a purchase price of $300,000 in cash. The acquisition agreement also provides for the payment of certain cash amounts if specific performance milestones are met. Corporate Source provided workspace products and services in Texas.

      In September 1995, the Company acquired, in a purchase transaction, certain assets and assumed certain liabilities of RST & Associates (RST) for a purchase price of $400,000 including $225,000 paid in cash, 10,275 shares of common stock (valued at $75,000), and two contingent payments of $100,000 each coupled to specific performance milestones, due in the first fiscal quarter of 1997 and 1998, if earned. RST provided workspace products and services in the southwestern United States.

      In April 1995, the Company acquired, in a purchase transaction, certain assets and assumed certain liabilities of Landmark-Pacific Group, Inc. (Landmark) for a purchase price of $300,000, including $150,000 paid in cash and issuance of a note payable in two equal payments due April 1996 and 1997. Approximately $21,000 of the April 1996 amount was paid in July 1995. Landmark provides facilities management services.

      In April 1995, the Company acquired, in a purchase transaction, the net assets of RPS (see Note 10) for a note payable in the amount of $95,000, which was paid in full during fiscal 1995.

      Results of operations include those relating to the acquired companies' assets and liabilities from the date of acquisition. In connection with these acquisitions, the Company recorded intangible assets consisting primarily of goodwill and customer lists, totaling $278,000 for Landmark, $85,000 for RPS, $416,000 for RST and $335,000 for Corporate Source which will be amortized over periods ranging from three to 10 years.

      Had these acquisitions taken place at the beginning of fiscal 1996 and 1995, unaudited pro forma net revenues would have been approximately $79.3 million and $44.5 million, respectively, and pro forma net income and net income per common and common equivalent share would not have changed significantly.

15.   SELECTED QUARTERLY DATA (UNAUDITED)

      The following presents unaudited quarterly operating results for fiscal years ended October 31, 1996 and 1995:

      (In thousands, except per share data)


                                              JANUARY 31,    APRIL 30,     JULY 31,     OCTOBER 31,
                                              -----------    ---------     --------     -----------
      FISCAL 1996
         Net revenues ..................       $14,503       $20,640       $21,340       $ 21,797
         Gross profit ..................         3,068         3,852         4,299          4,690
         Net income ....................           406           527           419            502

         Net income per common and
          common equivalent share ......       $   .08       $   .11       $   .09       $    .10
      FISCAL 1995
         Net revenues ..................       $ 8,166       $12,250       $12,195       $  8,017
         Gross profit ..................         2,059         2,995         2,981          1,809
         Net income (loss) .............           372           806           624           (216)

         Pro forma net income
           (loss) (1)...................           222           480           513           (216)
         Pro forma net income (loss) per
          common and common
           equivalent share (1) ........       $   .07       $   .14       $   .13       $   (.04)


      (1) See Note 2 to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held March 3, 1997 and the information included therein is incorporated herein by reference.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to directors of the Company is incorporated by reference from the information under the caption "Election of Directors--Nominees" in the Registrant's Proxy Statement.

      The executive officers of the Company, and their ages as of October 31, 1996, are as follows:

NAME                                      AGE                        POSITION
----                                      ---                        --------
Charles J. Winter                         38     President, Chief Executive Officer and Director
Brian D. McNay                            40     Executive Vice President of Sales and Director
Jeffrey Tuttle                            39     Executive Vice President of Marketing and
                                                 Director
P. Steven Melman                          41     Vice President of Finance and Chief Financial
                                                 Officer
Scott Lappin                              46     Vice President of Sales


      Mr. Winter has served as President since April 1995, and as Chief Executive Officer and a member of the Board of Directors since August 1988. Mr. Winter served as the Company's Chief Financial Officer between August 1988 and April 1995. Prior to joining the Company, he served as a senior systems analyst at Rolm Mil Spec Computer, a division of IBM and a manufacturer of ruggedized computers from 1984 to 1987. Mr. Winter also served as a senior systems analyst with United Technologies, an aircraft engineering manufacturer, from 1982 to 1984. He received his BS degree in Economics with honors from the University of California at Santa Cruz in 1980, and an MBA with honors from Boston University in 1982.

      Mr. McNay has served as Executive Vice President of Sales since April 1995, and as a member of the Board of Directors since its inception in April 1987. Mr. McNay also served as President between April 1987 and April 1995. Mr. McNay was also the founder and owner of Business Interiors, a sole proprietorship sold to the Company in April 1987. In addition, Mr. McNay served as a sales executive at various office furniture dealerships from 1979 to 1986, including the Contract Source Center, the Contract Office Group and Design Performance.

      Mr. Tuttle has served as Executive Vice President of Marketing since April 1995, and as a member of the Board of Directors since its inception in 1987. Mr. Tuttle also served as Vice President of Sales between April 1987 and April 1995. From 1978 to 1987, Mr. Tuttle served as a sales executive with KBM Office Furniture, an office furniture dealership. He received his BS degree in Marketing in 1980 from Santa Clara University.

      Mr. Melman has served as the Vice President of Finance and Chief Financial Officer since April 1995. From September 1990 to March 1995 he served as the Vice President, Finance &

Administration and Chief Financial Officer of Kubota Graphics Corporation, a designer and manufacturer of 3D graphics and imaging workstations and from February 1990 to September 1990 he served as Corporate Treasurer of Stardent Computer, Inc., a manufacturer of graphics supercomputers. Mr. Melman received his BS degree in Business Administration from Boston University in 1976. Mr. Melman is a Certified Public Accountant.

      Mr. Lappin has served as Vice President of Sales since January 1996. From March 1990 to December 1995 he served as Vice President of Sales of Northern Telecom's Business Systems Division, a manufacturer of telephone switching systems and from September 1988 to March 1990 he served as Vice President of Sales of PacTel Business Systems, a distributor of communications equipment.

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated by reference from the information under the captions "Compensation of Executive Officers" and "Transactions with Management and Others" in the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the information under the captions "Compensation of Executive Officers" and "Transactions with Management and Others" in the Registrant's Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Report:

      (1)   FINANCIAL STATEMENTS

            See   index to Financial Statements at Item 8 of this report.

      (2)   FINANCIAL STATEMENT SCHEDULE

            Schedule II - Valuation and Qualifying Accounts (see page 41).

      (3)   EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S K)

Exhibit
Number                                      Description
------                                      -----------

   3.1     Amended and Restated Articles of Incorporation of Registrant. (1)

   3.2     Bylaws of Registrant. (1)

   4.1     Buy and Sell Agreement dated October 31, 1987, as amended on March
           15, 1988, August 17, 1994, October 27, 1994 and April 22, 1995 among the Registrant, Brian McNay, Charles Winter, Jeffrey Tuttle, Alison
           Lazarus and Jeffrey Bernstein. (1)

   10.1    1995 Stock Option Plan, as ammended and forms of agreements thereunder. (2)

   10.2    1995 Directors' Stock Option Plan and form of option agreement thereunder. (1)

   10.3    1995 Employee Stock Purchase Plan and form of subscription agreement thereunder. (1)

   10.4    Form of Directors' and Officers' Indemnification Agreement. (1)

   10.5    Form of Common Stock Purchase Warrant. (1)

   10.6    North First Street Plaza Lease Agreement dated May 28, 1991, as amended on December 21, 1993, between the Registrant and Wells Fargo Bank, N.A. (1)

   10.6A   Second Amendment to Lease between the Registrant and Wells Fargo Bank, NA, dated November 30, 1995 with respect to premises at 2150 N. First Street, San Jose, CA 95131. (3)

   10.7    Sublease Agreement dated January 15, 1995, as amended on April 20, 1995, by and between the Registrant and First Franklin Financial Corporation. (1)

   10.8    Lease Agreement dated June 10, 1994 between the Registrant and Alexander M. Maisin, Trustee of the
           Alexander M. and June L. Maisin Revocable Trust. (1)

   10.9    Business Loan Agreements between the Registrant and Silicon Valley Bank, including related promissory notes and amendments thereto. (1)

   10.9A   Business Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated January 16,
           1996. (3)

   10.9B   Business Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated March 6,
           1996. (3)

   10.9C   Business Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated March 13,
           1996. (3)

   10.10   Commercial Security Agreement dated March 15, 1988, as amended on February 25, 1993, between the
           Registrant and Silicon Valley Bank. (1)

   10.11   Direct Sales Representative Agreement dated October 5, 1994 between the Registrant and TAB Products
           Co. (1)

   10.12   Letter Agreement dated April 28, 1995 between the Registrant and Landmark Pacific Group, Inc. (1)

   10.13   Letter Agreement dated April 30, 1995 between the Registrant and Refurbished Panel Systems. (1)

   10.14   Asset Purchase Agreement dated September 27, 1995 between the Registrant and RST & Associates, Inc. (2)

   10.15   Assignment and Assumption of Lease between RST & Associates, Inc. and the Registrant dated September
           1, 1995 with respect to premises at 2010 East University, Tempe, Arizona. (2)

   10.16   Assignment and Assumption of  Lease between  RST & Associates Inc. and the Registrant dated September
           27, 1995 with respect to premises at 3957 East Speedway, Tucson, Arizona. (2)

   10.17   Assignment and Assumption of  Lease between  RST & Associates Inc. and the Registrant dated September
           27, 1995 with respect to premises at 5140 South Rogers, Las Vegas, Nevada. (2)
   10.18   Purchase Agreement between Cisco Systems, Inc., Teknion, Inc., Teknion International and the
           Registrant effective as of September 1, 1995.  (2)

   10.19   Master Lease and Lease Renewal Agreement between the Registrant and
           OMI Properties Inc., dated July 21, 1995 and February 1, 1996, respectively, for facilities located at 130 Andover Park East, Suite
           204, Tukwila, WA 98188. (3)

   10.20   Master Lease Agreement between the Registrant and IM Joint Venture, dated June 23, 1995, for facilities located at Infomart Suite 5001, 1950 Stemmons Freeway, Dallas, Texas 75207. (3)

   10.21   Asset Purchase Agreement dated January 25, 1996 between the Registrant and Darthmouth Group, Inc.
           d/b/a Corporate Source. (3)

   10.22   Assignment and Assumption of  Lease between the Registrant and Corporate Source, dated January 25,
           1996 with respect to premises at 2811 McKinney Avenue, Suite 18, Dallas, Texas 75204. (3)

   10.23   Assignment and Assumption of  Lease between the Registrant and Corporate Source, dated January 25,
           1996 with respect to premises at 1367 & 1369 Glenville Drive, Richardson,  Texas 75081. (3)

   10.24   Vehicle Lease Service Agreement between the Company and Penske Truck Leasing Co., L.P., dated January
           23, 1996. (3)

   10.25   Master Lease Agreement between the Registrant and Southwestern Bell Telephone Company Inc., dated May
           2, 1996 for facilities located at 105 Auditorium Circle, San Antonio, Texas 78209. (4)

   10.26   Third Amendment to Lease between the Registrant and Wells Fargo Bank, NA, dated August 5, 1996 with respect to premises at 2150 N. First Street, San Jose, CA 95131. (4)

   10.27   Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated
           July 3, 1996. (4)

   10.28   Master Lease Agreement between the Registrant and Centennial Plaza, LLC, dated October 4, 1996 for facilities located at Centennial Airport Plaza Building, 12200 E. Briarwood Avenue, Suite 199,
           Englewood, Colorado 80112. (5)

   10.29   Master Lease Agreement between the Registrant and Amberjack Ltd., dated December 16, 1996 for facilities located at 1515 E. Missouri, Phoenix, AZ 85014. (5)

   11.1    Computation of Pro Forma Net Income  Per Common and Common Equivalent Share (see page 42). (5)

   23.1    Independent Auditor's Consent. (5)

   24.1    Power of Attorney (see page 40). (5)

(b)           Reports on Form 8-K:

              None

-----------------

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-46527), which became effective on June 27, 1995.

(2) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits," of the Registrant's Form 10-K dated January 22, 1996.


(3) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Registrant's Form 10-Q dated March 14, 1996.

(4) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Registrant's Form 10-Q dated September 13, 1996.

(5)   Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BUSINESS RESOURCE GROUP
Date:  January 24, 1997               By:  /s/ Charles J. Winter
                                           ---------------------
                                           Charles J. Winter
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles J. Winter and P. Steven Melman, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


     Signature                                                   Title                            Date
     ---------                                                   -----                            ----

/s/ Charles J. Winter                           Director,   President,   and   Chief      January 24, 1997
---------------------------                     Executive Officer
(Charles J. Winter)

/s/ Brian D. McNay                              Executive Vice President of Sales         January 24, 1997
---------------------------                     and Director
(Brian D. McNay)

/s/ Jeffrey Tuttle                              Executive Vice President of               January 24, 1997
---------------------------                     Marketing and Director
(Jeffrey Tuttle)

/s/ P. Steven Melman                            Vice President of Finance and Chief       January 24, 1997
---------------------------                     Financial Officer (Principal
(P. Steven Melman)                              Financial and Accounting Officer)


/s/ John W. Peth                                Director                                  January 24, 1997
---------------------------
(John W. Peth)

/s/ Harry S. Robbins                            Director                                  January 24, 1997
---------------------------
(Harry S. Robbins)

                             BUSINESS RESOURCE GROUP

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS )

                             ADDITIONS
                             BALANCE AT       CHARGED TO      CHARGED TO                             BALANCE AT
                             BEGINNING        COSTS AND         OTHER                                  END OF
      DESCRIPTION             OF PERIOD        EXPENSES        ACCOUNTS          DEDUCTIONS             PERIOD
      -----------             ---------        --------        --------          ----------             ------
      Allowance for
         doubtful accounts:

      Fiscal 1994                50               --               --                   --                 50
      Fiscal 1995                50               --               75(1)                --                125
      Fiscal 1996               125               --               --               (68)(2)                57

      -----------------

      (1) Purchase business combination.
      (2) Charge off of accounts, net of recoveries.

                                                                    EXHIBIT 11.1

                             BUSINESS RESOURCE GROUP

                STATEMENT OF COMPUTATION OF NET INCOME PER SHARE
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                           YEAR ENDED OCTOBER 31,
                                                              -------------------------------------------------
                                                                 1996                1995                 1994
                                                               ------               ------               -----
     FULLY DILUTED

      Net income ...............................               $1,854
                                                               ======
      Pro forma net income .....................                                    $  999               $1,426
                                                                                    ======               ======

      Weighted average common shares
         outstanding............................                4,844                3,662               3,085
      Common equivalent shares:
         Stock options .........................                   42                   --                  58
         Supplemental shares (1) ...............                   --                  172                 263
                                                               ------               ------               -----

      Total common stock and common
         stock equivalents .....................                4,886                3,834               3,406
                                                               ======               ======               =====
      Net income per common share ..............               $  .38
                                                               ======
      Pro forma net income
         per common share ......................                                    $  .26               $ .42
                                                                                    ======               =====

(1) Represents the approximate number of shares that would have to have been sold to fund the distribution of undistributed S Corporation earnings. See Note 2 to Financial Statements.