Form 10-Q
period 1997-01-31
BUSINESS RESOURCE GROUP
filed 1997-03-13
CIK 945028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

                                       or

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

          For the transition period from _____________ to_____________

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

                              X Yes   ________No


  At January 31, 1997 there were 4,871,063 shares of the Registrant's common stock outstanding.

                             BUSINESS RESOURCE GROUP
                                    FORM 10-Q
                         QUARTER ENDED JANUARY 31, 1997


                                      INDEX


PART I: FINANCIAL INFORMATION                                                  PAGE
        Item 1: Condensed Financial Statements

                Condensed Balance Sheets at
                January 31, 1997 and October 31, 1996 ..........................  3

                Condensed Statements of Income for the Three
                Months ended January 31, 1997 and 1996 .........................  4

                Condensed Statements of Cash Flows for the
                Three Months ended January 31, 1997 and 1996 ...................  5

                Notes to Condensed Financial Statements ........................  6

        Item 2: Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations ..................................................  7

PART II: OTHER INFORMATION

        Item 1: Legal Proceedings ..............................................  9

        Item 2: Changes in Securities - none

        Item 3: Defaults Upon Senior Securities - none

        Item 4: Submission of Matters to a Vote of
                        Security Holders - none

        Item 5: Other Information - none

        Item 6: Exhibits and Reports on Form 8-K ...............................  10

SIGNATURES .....................................................................  10

EXHIBITS .......................................................................  11

                         PART I - FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS


                             BUSINESS RESOURCE GROUP
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                           JANUARY 31,   OCTOBER 31,
                                              1997         1996
                                              ----         ----
                                           (UNAUDITED)

                                     ASSETS
Current assets:
    Cash and equivalents ............       $    15       $ 1,011
    Accounts receivable, net ........        17,168        16,122
    Inventory .......................           849           974
    Prepaids and other current assets         1,365         1,387
                                            -------       -------
       Total current assets .........        19,397        19,494


Property and equipment, net .........         2,342         2,017
Other assets ........................         1,027         1,049
                                            -------       -------

                                            $22,766       $22,560
                                            =======       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Bank overdraft ..................       $ 1,012       $   476
    Accounts payable ................         4,926         5,935
    Accrued liabilities .............         3,030         2,908
    Income taxes payable ............            51          --
    Notes payable and capital
    lease obligations ...............            61           112
                                            -------       -------
       Total current liabilities ....         9,080         9,431

Deferred income taxes ...............           127           127

Shareholders' equity:
    Preferred stock .................          --            --
    Common stock ....................            49            49
    Additional paid-in capital ......        10,733        10,685
    Retained earnings ...............         2,777         2,268
                                            -------       -------
       Total shareholders' equity ...        13,559        13,002
                                            -------       -------
                                            $22,766       $22,560
                                            =======       =======

                  See notes to condensed financial statements.

                             BUSINESS RESOURCE GROUP
                         CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED
                                                JANUARY 31,
                                            1997          1996
                                            ----          ----
Net revenues:
    Workspace products                     $18,448       $12,835
    Workspace services                       3,813         1,549
    Vendor commissions                          51           119
                                           -------       -------
          Total net revenues                22,312        14,503
                                           -------       -------

Cost of net revenues:
    Workspace products                      14,830        10,362
    Workspace services                       2,733         1,073
                                           -------       -------
Total cost of net revenues                  17,563        11,435
                                           -------       -------

Gross profit                                 4,749         3,068

Selling, general and
    administrative expenses                  3,904         2,431
                                           -------       -------
Income from operations                         845           637
Interest income - net                           23            55
                                           -------       -------

Income before income taxes                     868           692
Provision for income taxes                     359           286
                                           -------       -------
Net income                                 $   509       $   406
                                           =======       =======

Net income per common and
    common equivalent share                $   .10       $   .08
                                           =======       =======

Shares used in computation                   4,906         4,830
                                           =======       =======

                  See notes to condensed financial statements.

                             BUSINESS RESOURCE GROUP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       JANUARY 31,
                                                                   1997           1996
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...........................................       $   509        $   406
    Adjustments to reconcile net income to net cash
       used by operating activities:
       Depreciation and amortization .....................           162             87
       Changes in operating assets and liabilities:
          Accounts receivable ............................        (1,046)        (2,343)
          Inventory ......................................           125            (78)
          Prepaids and other current assets ..............            22           (582)
          Accounts payable ...............................        (1,009)         1,697
          Accrued liabilities ............................           122             49
          Income taxes payable ...........................            51            247
                                                                 -------        -------
    Net cash used by operating activities ................        (1,064)          (517)
                                                                 -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ..................          (445)          (339)
    Cash paid for acquisitions ...........................          --             (300)
    Other assets .........................................           (20)           (80)
                                                                 -------        -------
    Net cash used by investing activities ................          (465)          (719)
                                                                 -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in bank overdraft .............................           536           (651)
    Repayment of notes payable & capital lease obligations           (51)           (94)
    Issuance of common stock .............................            48           --
                                                                 -------        -------
    Net cash provided (used) by financing activities .....           533           (745)
                                                                 -------        -------

NET DECREASE IN CASH AND EQUIVALENTS .....................          (996)        (1,981)
CASH AND EQUIVALENTS:
    Beginning of period ..................................         1,011         (5,326)
                                                                 -------        -------
       End of period .....................................       $    15        $ 3,345
                                                                 =======        =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest .............................................       $     1        $    10
                                                                 =======        =======
    Income taxes .........................................       $   340        $  --
                                                                 =======        =======

Cash flow for acquisitions:
    Tangible assets acquired .............................       $  --          $   333
    Intangible assets acquired ...........................          --              255
    Liabilities assumed ..................................          --             (288)
                                                                 -------        -------
    Cash paid for acquisitions ...........................       $  --          $   300
                                                                 =======        =======

                  See notes to condensed financial statements.

                            BUSINESS RESOURCE GROUP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The financial information as of January 31, 1997 and for the three month periods ended January 31, 1997 and 1996 is unaudited. In the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of such periods. The accompanying condensed financial statements should be read together with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION:

         Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the timely availability, delivery and acceptance of new products and services, the impact of competitive products and pricing, the management of growth and acquisitions, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. Additionally, the results of operations for the three month period ended January 31, 1997 is not necessarily indicative of the results to be expected for the full fiscal year. Operating results are subject to the successful close of large project business and related vendor lead times. The Company's revenues are generally the result of a consultative selling process and the precise timing of the issuance of customer purchase orders is often contingent upon customer site development and move-in schedules. In order to minimize risk of procurement errors and obsolete inventory, the Company generally does not issue vendor purchase orders until final product configurations are documented in a formal customer purchase order. As a result, the short-term timing of product delivery can be impacted, which in turn may affect the specific quarter in which revenue is recognized on particular projects. Vendor delivery lead times also affect product availability and the resulting time at which the Company delivers product and recognizes revenue; lead times for many of the products sold by the Company average 4 to 12 weeks. Consequently, these factors can affect quarter to quarter results. The Company assumes no obligation to update any forward-looking statements contained herein.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996.

         Net revenues were $22.3 million for the three months ended January 31, 1997, an increase of 54% from $14.5 million for the three months ended January 31, 1996. Increases in product revenue ($5.6 million or 44%) and service revenue ($2.3 million or 146%) more than offset the decline in vendor commissions ($68,000 or 57%). The overall increase in revenue was primarily the result of new large project business from both new and existing customers (including Cisco Systems, S3, National Semiconductor, PointCast, World Savings, Sony and Edify), the addition of six new sales people (up 13% over the prior year to 52) and revenue generated by the Company's southwestern United States and Texas regional business units acquired in September 1995 and January 1996, respectively ($4.1 million, including large projects from Titan Insurance, CompUSA and The Department of Energy).

         Cisco Systems and National Semiconductor, which historically have been significant customers of the Company, contributed $8.1 million or 36% of total revenue, up from $4.2 million or 29% of total revenue in the comparable period in fiscal 1996. Cisco Systems alone represented approximately 37% of the Company's revenues for the fiscal year ended October 31, 1996 and approximately 33% for the first fiscal quarter ended January 31, 1997. While the Company maintains an excellent working relationship with Cisco Systems, the Company has been advised that business uncertainty in the computer networking market generally may cause Cisco to reduce its rate of orders for the Company's products in the current quarter as well as in future quarters. In the event of any such reduction, there can be no assurance that the Company's overall financial results will not be materially and adversely affected.

         Service revenue increased due to increases in installation, delivery services and workspace management services. Such increases contributed to the increase in service revenue as a percentage of total revenue, which rose to 17% from 11% in the first quarter of 1996.

         Commission revenue declined as most vendors have discontinued their policies of billing customers directly and only paying a commission to the Company.

         Gross profit increased to $4.7 million during the the first fiscal quarter of 1997 from $3.1 million during the same period of fiscal 1996, a 55% increase, while remaining constant, at 21%, as a percentage of net revenues. The impact of higher product margins (20% in the first quarter of fiscal 1997 versus 19% in the same period of fiscal 1996) offset a decline in service margins from 31% in the first quarter of 1996 to 28% in the first quarter of 1997. The decrease in service margin was due to a service mix shift to lower margin volume-related delivery services and underabsorption of overhead in the Company's developing regional workspace management services and installation businesses.

         Selling, general and administrative expenses increased 61% to $3.9 million for the three months ended January 31, 1997 from $2.4 million for the same period of the prior fiscal year. As a percentage of net revenues, expenses increased from 17% in the first quarter of fiscal 1996 to 18% in the first quarter of fiscal 1997. The increase in spending was primarily attributable to increased sales commissions relating to higher revenue levels, the addition and expansion of operations in the Company's new business unit in Texas, the expansion of operations in Arizona and San Jose, the continued building of the Company's business system infrastructure, and the hiring of key management personnel.

         Interest and other income, net of interest expense, totaled $23,000 for the three months ended January 31, 1997 versus $55,000 for the same period of fiscal 1996. The decrease was due to lower cash balances, the result of the Company investing its cash in normal business activities.

The Company's effective tax rate was 41.4% for both periods reported.

LIQUIDITY AND CAPITAL RESOURCES:

         Working capital at January 31, 1997 was $10.3 million, up slightly from $10.1 million at October 31, 1996.

         During the three months ended January 31, 1997, net cash used by operating activities was $1.1 million, primarily representing net income of $509,000, a decrease in inventory of $125,000 and an increase in accrued liabilities of $122,000, offset by increases in accounts receivable of $1.0 million and decreases in accounts payable of $1.0 million. Accounts receivable increased as a result of increased revenue and the timing of such revenue during the quarter ended January 31, 1997, reflecting in particular a relatively large percentage of sales during the final month of the quarter. Accounts payable decreased due to the accleration of vendor payments to take advantage of available vendor discounts. Net cash used in investing activities was $465,000 primarily representing the purchase of property and equipment for $445,000. Net cash provided by financing activities was $533,000, representing the change in bank overdraft of $536,000, the issuance of common stock for the Company's employee stock purchase plan of $48,000, offset by repayments of capital lease obligations and notes payable of $51,000.

         As of January 31, 1997 the Company had no borrowings against its $8 million credit facility.

         The Company presently believes existing cash, together with cash generated from operations and the Company's available borrowing capacity will provide sufficient funds to meet the Company's anticipated working capital requirements and its planned expansion/acquisition strategy for the foreseeable future.


                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         On January 24,1997 Neil A. Armstrong filed a complaint against the Company, one of its vendors and another third party in the United States District Court for the Northern District of California. In general, this complaint asserts claims for the alleged unauthorized use of the name and images of Mr. Armstrong. Although no assurances can be given as to the results of this case, based on its present status, management does not believe that such results will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2: CHANGES IN SECURITIES - NONE

ITEM 3: DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5: OTHER INFORMATION - NONE

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits.

              3.2   Amended and Restated Bylaws of Registrant

              11.1  Computation of Net Income Per Share

              27.1  Financial Data Schedule


       (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended January 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BUSINESS RESOURCE GROUP
                                                 Registrant




Date:       3/13/97                          /s/P. Steven Melman
      -------------------                    ----------------------------------
                                                P. Steven Melman
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.                               Document

  3.2               Amended and Restated Bylaws of Registrant

 11.1               Computation of Net Income Per Share

 27.1               Financial Data Schedule