Form 10-Q
period 1997-04-30
BUSINESS RESOURCE GROUP
filed 1997-06-13
CIK 945028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

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

                                 (408) 325-3200
              (Registrant's telephone number, including area code)



  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes    [ ] No


              At April 30, 1997 there were 4,895,646 shares of the
                     Registrant's Common Stock outstanding.

                             BUSINESS RESOURCE GROUP
                                    FORM 10-Q
                          QUARTER ENDED APRIL 30, 1997


                                      INDEX


PART I: FINANCIAL INFORMATION                                            PAGE

        Item 1: Condensed Financial Statements

                        Condensed Balance Sheets at
                        April 30, 1997 and October 31, 1996................ 3

                        Condensed Statements of Income for the Three
                        Months and Six Months ended April 30, 1997
                        and 1996........................................... 4

                        Condensed Statements of Cash Flows for the
                        Six Months ended April 30, 1997 and 1996........... 5

                        Notes to Condensed Financial Statements............ 6

        Item 2: Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations ..................................... 7


PART II:        OTHER INFORMATION

        Item 1: Legal Proceedings ........................................ 11

        Item 2: Changes in Securities .................................... 11

        Item 3: Defaults Upon Senior Securities - none

        Item 4: Submission of Matters to a Vote of
                        Security Holders ................................. 11

        Item 5: Other Information - none

        Item 6: Exhibits and Reports on Form 8-K ......................... 12


SIGNATURES ............................................................... 13


EXHIBITS ................................................................. 14

                         PART I - FINANCIAL INFORMATION


ITEM 1:             FINANCIAL STATEMENTS


                             BUSINESS RESOURCE GROUP
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    APRIL 30,    OCTOBER 31,
                                                       1997        1996
                                                     -------      -------
                                                   (UNAUDITED)

                      ASSETS

Current assets:
    Cash and equivalents.......................      $ 1,614      $ 1,011
    Accounts receivable, net ..................       14,281       16,122
    Inventory .................................          951          974
    Prepaids and other current assets .........        1,170        1,387
                                                     -------      -------
       Total current assets ...................       18,016       19,494


Property and equipment, net ...................        2,552        2,017
Other assets ..................................          986        1,049
                                                     -------      -------

                                                     $21,554      $22,560
                                                     =======      =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Bank overdraft ............................      $    --      $   476
    Accounts payable ..........................        3,300        5,935
    Accrued liabilities .......................        3,465        2,877
    Income taxes payable ......................          427           31
    Current portion of notes payable and
    capital lease obligations .................           42          112
                                                     -------      -------
       Total current liabilities ..............        7,234        9,431

Deferred income tax liability .................          127          127

Shareholders' equity:
    Preferred stock ...........................           --           --
    Common stock ..............................           49           49
    Additional paid-in capital ................       10,834       10,685
    Retained earnings .........................        3,310        2,268
                                                     -------      -------
       Total shareholders' equity .............       14,193       13,002
                                                     -------      -------
                                                     $21,554      $22,560
                                                     =======      =======



                  See notes to condensed financial statements.

                             BUSINESS RESOURCE GROUP
                         CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        APRIL 30,                      APRIL 30,
                                                  ----------------------        ----------------------
                                                    1997           1996           1997           1996
                                                  -------        -------        -------        -------
Net revenues:
    Workspace products ...................        $18,551        $18,293        $36,999        $31,128
    Workspace services ...................          3,931          2,265          7,744          3,814
    Vendor commission ....................             44             82             95            201
                                                  -------        -------        -------        -------
       Total net revenues ................         22,526         20,640         44,838        $35,143
                                                  -------        -------        -------        -------

Cost of net revenues:
    Workspace products ...................         14,771         15,103         29,601         25,465
    Workspace services ...................          2,833          1,685          5,566          2,758
                                                  -------        -------        -------        -------
       Total cost of net revenues ........         17,604         16,788         35,167         28,223
                                                  -------        -------        -------        -------

Gross profit .............................          4,922          3,852          9,671          6,920

Selling, general and
    administrative expenses ..............          4,022          2,978          7,926          5,409
                                                  -------        -------        -------        -------
Income from operations ...................            900            874          1,745          1,511
Interest income ..........................             11             26             34             81
                                                  -------        -------        -------        -------
Income before income taxes ...............            911            900          1,779          1,592
Provision for income taxes ...............            377            373            736            659
                                                  -------        -------        -------        -------
Net income ...............................        $   534        $   527        $ 1,043        $   933
                                                  -------        -------        -------        -------

Net income per common and common
   equivalent share ......................        $   .11        $   .11        $   .21        $   .19
                                                  -------        -------        -------        -------

Shares used in computation ...............          4,984          4,919          4,945          4,889
                                                  -------        -------        -------        -------



                  See notes to condensed financial statements.

                             BUSINESS RESOURCE GROUP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                              APRIL 30,
                                                                       ---------------------
                                                                        1997          1996
                                                                       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................       $ 1,043       $   933
    Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
       Depreciation and amortization ...........................           342           184
       Changes in operating assets and liabilities:
          Accounts receivable ..................................         1,841        (4,822)
          Inventory ............................................            23          (507)
          Prepaids and other Current Assets ....................           217           721
          Accounts payable .....................................        (2,635)        2,917
          Accrued liabilities ..................................           588           524
          Income taxes payable .................................           396           620
                                                                       -------       -------
    Net cash provided (used) by operating activities ...........         1,815          (872)
                                                                       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ........................          (794)         (627)
    Cash paid for acquisitions  ................................          --            (300)
    Other assets ...............................................           (21)          (95)
                                                                       -------       -------
    Net cash used by investing activities ......................          (815)         (285)
                                                                       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in bank overdraft ...................................          (476)          118
    Repayment of notes payable & capital lease obligations .....           (70)         (214)
    Issuance of common stock ...................................           149          --
                                                                       -------       -------
    Net cash used by financing activities ......................          (397)          (96)
                                                                       -------       -------

NET INCREASE (DECREASE) IN CASH ................................           603        (1,990)
CASH AND EQUIVALENTS:
    Beginning of period ........................................         1,011         5,326
                                                                       -------       -------
    End of period ..............................................       $ 1,614       $ 3,336
                                                                       =======       =======
Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest ...................................................       $     1       $    19
                                                                       =======       =======

    Income taxes ...............................................       $   340       $  --
                                                                       =======       =======

Cash flow for acquisitions:
    Tangible assets acquired ...................................       $  --         $   333
    Intangible assets acquired .................................       $  --         $   255
    Liabilities assumed ........................................       $  --         $  (288)
                                                                       -------       -------
    Cash paid for acquisitions .................................       $  --         $   300
                                                                       =======       =======



                  See notes to condensed financial statements.

                             BUSINESS RESOURCE GROUP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The financial information as of April 30, 1997 and for the three and six month periods ended April 30, 1997 and 1996 is unaudited. In the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of such periods. The accompanying condensed financial statements should be read together with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles.


NOTE 2. RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS128). The Company is required to adopt SFAS 128 in the first quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.11 for each of the quarters ended April 30, 1997 and 1996, and $.21 and $.19 for the six-month periods ended April 1997 and 1996 respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary EPS currently reported for the periods.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION:

     Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the timely availability, delivery and acceptance of new products and services, the impact of competitive products and pricing, the management of growth and acquisitions, business developments in underlying businesses in which the company's customers compete that may thereby affect demand for the Company's product and services and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. Additionally, the results of operations for the three and six month periods ended April 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. Operating results are subject to the successful close of large project business and related vendor lead times. The Company's revenues are generally the result of a consultative selling process and the precise timing of the issuance of customer purchase orders is often contingent upon customer site development and move-in schedules. In order to minimize risk of procurement errors and obsolete inventory, the Company generally does not issue vendor purchase orders until final product configurations are documented in a formal customer purchase order. As a result, the short-term timing of product delivery can be impacted, which in turn may affect the specific quarter in which revenue is recognized on particular projects. Vendor delivery lead times also affect product availability and the resulting time at which the Company delivers product and recognizes revenue; lead times for many of the products sold by the Company average 4 to 12 weeks. Consequently, these factors can affect quarter to quarter results. The Company assumes no obligation to update any forward-looking statements contained herein.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1996.

     Net revenues were $22.5 million for the three months ended April 30, 1997, an increase of 9% from $20.6 million for the three months ended April 30, 1996. Increases in product revenue ($258,000 or 1%) and service revenue ($1.6 million or 74%) more than offset the decline in vendor commissions ($38,000 or 46%). The overall increase in revenue was primarily the result of new large project business from both new and existing customers (including Cisco Systems, S3, National Semiconductor, HMT Technologies, Digital Square, Micro Bar and Legato), the addition of five new sales people (up 10% over the prior year to 54) and revenue generated by the Company's southwestern United States and Texas regional business units acquired in September 1995 and January 1996, respectively (3.7 million, including projects from the Department of Energy, Motorola, BARN Technologies and Gadzooks).

     During the three months ended April 30, 1997 Cisco Systems and National Semiconductor, which historically have been significant customers of the Company, contributed $11.3 million or 50% of total revenue, up from $9.7 million or 47% of total revenue in the comparable period in 1996. Cisco alone represented approximately 46% of the Company's revenue for the quarter ended April 30, 1997. While the Company maintains an excellent working relationship with Cisco Systems, the Company has been advised that because of business uncertainty in the computer networking market Cisco expects to reduce its rate of orders for the Company's products in the third quarter of the current fiscal year and possibly in future quarters. The Company currently believes that this expected reduction in orders by Cisco will have a material effect on its third quarter financial results. There can also be no assurance that the Company's financial results for future expected quarters will not be materially and adversely affected should such reduction in orders continue or increase.

     Service revenue increased during the second fiscal quarter of 1997 due to increases in installation, delivery services and workspace management services. Such increases contributed to the increase in service revenue as a percentage of total revenue, which rose to 17.5% from 11% in the second quarter of 1996.

     Commission revenue declined as most vendors have discontinued their policies of billing customers directly and only paying a commission to the Company.

     Gross profit increased to $4.9 million during the second fiscal quarter of 1997 from $3.9 million during the same period of fiscal 1996, a 26% increase, while increasing as a percentage of net revenues to 21.8 % during the second fiscal quarter of 1997 from 18.7% during the same fiscal quarter of 1996. The Company experienced a three percentage point increase in product margin as a percentage of net revenue to 20.4% in second quarter 1997 from 17.4% in second quarter 1996. This increase was primarily the result of a shift in product mix to higher margin projects during the second fiscal quarter of 1997 from lower margin projects in the second quarter of 1996. Service margins also increased as a percentage of revenue, to 27.9% in the second quarter of 1997 from 25.5% in the second quarter of 1996. The increase was due to the higher absorption and utilization of the installation services group.

     Selling, general and administrative expenses increased 35% to $4.0 million for the three months ended April 30, 1997 from $3.0 million for the same period of the prior year. As a percentage of net revenue, expenses increased to 17.9% in the second quarter of fiscal 1997 from 14.4% in the second quarter of fiscal 1996. The increase in spending was primarily attributable to higher revenue and related sales commissions, the continued expansion of the Company's Texas, Arizona and San Jose operations, particularly in the areas of sales and project management personnel, the continued building of the Company's system and wide-area-network infrastructure, and the hiring of key management personnel.

     Interest income, net of interest expense and the Company's other expenses, totaled $11,000 for the three months ended April 30, 1997 versus interest income, net of interest expense, of $26,000 for the same period of fiscal 1996.

The Company's effective tax rate was 41.4%.

SIX MONTHS ENDED APRIL 30, 1997 COMPARED TO SIX MONTHS ENDED APRIL 30, 1996.

     Net revenues were $44.8 million for the six months ended April 30, 1997, an increase of 28% from $35.1 million for the six months ended April 30, 1996. Increases were achieved in product revenue ($5.9 million or 19%) and service revenue ($3.9 million or 103%), partially offset by a decrease in commission revenue ($106,000 or 53%). The overall increase in revenue was primarily the result of the continuing strength of sales to Cisco Systems and National Semiconductor, with combined revenue of $19.2 million for the six months ended April 30, 1997, up from $13.9 million for the same period of 1996, and large project business from S3, HMT Technologies and Legato (which combined accounted for approximately $5.0 million in net revenues), and revenue generated by the Company's southwestern United States and Texas regional business units ($7.7 million, including large projects from Comp USA, Department of Energy, Motorola, BABN Technologies and Gadzooks). As a percentage of total net revenue, sales to Cisco Systems and National Semiconductor accounted for 43% for the first six months of fiscal 1997, up from 40% during the same period a year ago. As noted above, the Company has been advised that because of business uncertainty in the computer networking market Cisco expects to reduce its rate of orders for the Company's products in the third quarter of the current fiscal year and possibly in future quarters. The Company currently believes that this reduction in orders by Cisco will have a material effect on its third quarter financial results. There can also be no assurance that the Company's financial results for future expected quarters will not be materially and adversely affected should such reduction in orders continue or increase.

     The increase in service revenue in the first six months of fiscal 1997 as compared to the year earlier period was primarily attributable to increases in delivery services, installation and workspace management services.

     Commission revenue declined as most vendors have discontinued their policies of billing customers directly and only paying a commission to the Company.

     Gross profit increased to $9.7 million for the first six months of fiscal 1997 from $6.9 million during the same period a year ago, a 41% increase. As a percentage of net revenues, gross profits increased from 20% for the first six months of fiscal 1996 to 22% during the same period of fiscal 1997. The impact of higher product margin (20% in the first six months of fiscal 1997 versus 18% in the same period of fiscal
1996) and higher service margin (28.1% in the first six months of fiscal 1997 versus 27.7% in the same period of fiscal 1996) offset by the reduction in commission revenue ($95,000 in the first six months of 1997 versus $201,000 in the same period of fiscal 1996) accounted for the increase in gross profit.

     Selling, general and administrative expenses increased 46% to $7.9 million for the six months ended April 30, 1997 from $5.4 million for the same period of the prior year. As a percentage of net revenue selling, general and administrative expenses increased from 15% for the first six months of fiscal 1996 to 18% for the first six months of fiscal 1997. The increase in spending is primarily attributable to increased sales commissions relating to higher revenue levels, the addition and expansion of operations in the Company's Texas business unit, the expansion of operations in Arizona and San Jose, the continued building of the Company's business system infrastructure, and the hiring of key management personnel.

     Interest income, net of interest expense totaled $34,000 for the six months ended April 30, 1997 versus interest income, net of interest expense of $81,000 for the same period of fiscal 1996. The decrease was due to lower average cash balances experienced during the six month period.

The Company has used a tax rate of 41.4% for both periods reported.


LIQUIDITY AND CAPITAL RESOURCES:

     Working capital at April 30, 1997 was $10.8 million, up slightly from $10.1 million at October 31, 1996.

     During the six months ended April 30, 1997, net cash provided by operating activities was $1.8 million, representing net income of $1.0 million, decreases of $1.8 million in accounts receivable and $217,000 in prepaids and other current assets and increases of $588,000 in accrued liabilities and $396,000 in income taxes payable, offset by a decrease of $2.6 million in accounts payable. Accounts receivable decreased as a result of intensified collection activities and the timing of payments for revenue generated during the quarter. Accounts payable decreased due to the acceleration of vendor payments to take advantage of vendor discounts. Net cash used in investing activities was $815,000 primarily representing the purchase of property and equipment for $794,000. Net cash used by financing activities was $397,000, representing the change in bank overdraft of $476,000 and the repayments of capital lease obligations and notes payable of $70,000, offset by the issuance of common stock for the Company's employee stock purchase plan of $149,000.

     The Company has an $8 million credit facility, including an option to convert up to $3 million of the total facility into term loans. As of April 30, 1997 the Company had no borrowings under this credit facility

     The Company presently believes existing cash, together with cash generated from operations and the Company's available borrowing capacity will provide sufficient funds to meet the Company's anticipated working capital requirements and its planned expansion/acquisition strategy for the foreseeable future.

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

ITEM 2: CHANGES IN SECURITIES

     On April 21, 1997, the Company issued a warrant (the "Warrant") to purchase up to 60,000 shares of its Common Stock to Gateway Advisors (the "Warrant Holder"). The Warrant is exercisable at any time on or before April 21, 2002 at an initial exercise price of $5.50 per share, subject to adjustments for any stock splits, stock dividends, recapitalizations, reorganizations or the like.

     The issuance of the Warrant was deemed exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act as a transaction by an issuer not involving any public offering. The Warrant Holder represented its intention to acquire the Warrant (and the shares of Common Stock issuable upon exercise thereof) for investment only and not with a view to or for sale in connection with any distribution thereof. The Warrant Holder also had adequate access, through its relationship with the Company, to information about the Company. An appropriate legend was affixed to the Warrant.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     (a)  The annual meeting of shareholders was held on March 3, 1997.

     (b) The first matter voted upon at the meeting was the election of directors and the results of that vote were as follows:

                                                                                   Shares Present
                                          For           Withheld     Abstained     but not Voting
                                          ---           --------     ---------     --------------

                Brian D. McNay         4,559,848         19,089        0            0
                John W. Peth           4,560,036         18,901        0            0
                Harry S. Robbins       4,424,868        154,069        0            0

                Jeffrey Tuttle         4,560,036         18,901
                Charles J. Winter      4,560,036         18,901

     (c) The second matter voted upon at the meeting was to authorize an amendment to the Company's 1995 Stock Option Plan to increase the number of shares of Common Stock reserved for the issuance thereunder by 500,000 shares to an aggregate of 1,700,000 shares.



          The results of that vote were as follows:

                                                      Shares Present
          In Favor        Opposed      Abstained      but Not Voting
          --------        -------      ---------      --------------
          3,761,216       176,269        7,200           634,252


          (d) The third matter voted upon at the meeting was to authorize an amendment to the Company's 1995 Director's Stock Option Plan to increase the number of shares of Common Stock reserved for the issuance thereunder by 75,000 shares to an aggregate of 175,000 shares. The results of that vote were as follows:

                                                      Shares Present
          In Favor        Opposed      Abstained      but Not Voting
          --------        -------      ---------      -------------
          3,777,982       184,819        7,882            608,254


          (e) The fourth matter voted upon at the meeting was to ratify the appointment of Deloitte and Touche as independent auditors for the Company for the fiscal year ending October 31, 1997.The results of that vote were as follows:

                                                      Shares Present
          In Favor        Opposed      Abstained      but Not Voting
          --------        -------      ---------      --------------
          4,572,048        4,189         2,700               0




ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits.


               10.28 Common Stock Purchase Warrant issued to Gateway Advisors dated April 21, 1997.

               11.1   Computation of Net Income Per Share

               27.1   Financial Data Schedule

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended April 30, 1997.











                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BUSINESS RESOURCE GROUP
                                        -----------------------------
                                            Registrant




Date:       6/13/97                     /s/ Charles J. Winter
      ---------------------             -----------------------------
                                            Charles J. Winter
                                            President and
                                            Chief Executive Officer
                                            (Principal Financial and
                                            Accounting Officer)

                               INDEX TO EXHIBITS

     No.         Description
     ---         -----------
    10.28        Common Stock Purchase Warrant issued to Gateway Advisors
                 dated April 21, 1997.

    11.1         Computation of Net Income Per Share

    27.1         Financial Data Schedule