Form 10-Q
period 1997-07-31
BUSINESS RESOURCE GROUP
filed 1997-09-15
CIK 945028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    -----------------------------------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from ____ to __________

                         Commission file number: 0-26208
                         -------------------------------

                             BUSINESS RESOURCE GROUP
             (Exact name of Registrant as specified in its charter)

         CALIFORNIA                                    77-0150337
(State or Other Jurisdiction                (I.R.S Employer of Incorporation or
        Organization)                             Identification No.)


                       2150 NORTH FIRST STREET, SUITE 101
                               SAN JOSE, CA 95131
                    (Address of Principal Executive Offices)

                                 (408) 325-3200
              (Registrant's Telephone Number, Including Area Code)

                      -------------------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           X   Yes                No
                        ------             ------


At July 31, 1997 there were 4,913,712 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION                                     PAGE

Item 1:  Condensed Financial Statements

         Condensed Balance Sheets
         July 31, 1997 and October 31, 1996 .............          3

         Condensed Statements of Operations for the Three
         Months and Nine Months ended July 31, 1997
         and 1996 .......................................          4

         Condensed Statements of Cash Flows for the
         Nine Months ended July 31, 1997 and 1996 .......          5

         Notes to Condensed Financial Statements ........          6

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operation

         Introduction ...................................          7

         Results of Operations ..........................          7

         Liquidity and Capital Resources ................         10

Item 3:  Quantitative and Qualitative Disclosures
         about Market Risks .............................         11

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings ..............................         11

Item 2:  Changes in Securities ..........................         11

Item 3:  Defaults Upon Senior Securities ................         11

Item 4:  Submission of Matters to a Vote of
         Security Holders ...............................         11

Item 5:  Other Information ..............................         11

Item 6:  Exhibits and Reports on Form 8-K ...............         12


SIGNATURES ................................................       13

PART I.         FINANCIAL INFORMATION

ITEM 1.         CONDENSED FINANCIAL STATEMENTS:


                             BUSINESS RESOURCE GROUP
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   JULY 31,       OCTOBER 31,
                                                                     1997             1996
                                                                   --------       -----------
                                                                 (UNAUDITED)
                                     ASSETS
Current assets:
       Cash and equivalents                                         $ 1,926          $ 1,011
       Accounts receivable, net                                      10,303           16,122
       Inventory                                                      1,247              974
       Prepaids and other current assets                              1,416            1,387
                                                                    -------          -------
             Total current assets                                    14,892           19,494


Property and equipment, net                                           2,540            2,017
Other assets                                                            944            1,049
                                                                    -------          -------
                                                                    $18,376          $22,560
                                                                    =======          =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Bank overdraft                                                   $--          $   476
       Accounts payable                                               2,579            5,935
       Accrued liabilities                                            2,418            2,877
       Income taxes payable                                            --                 31
       Current portion of notes payable and
        capital lease obligations                                        15              112
                                                                    -------          -------
             Total current liabilities                                5,012            9,431

Deferred income tax liability                                           127              127

Shareholders' equity:
       Preferred stock                                                 --               --
       Common stock                                                      49               49
       Additional paid-in-capital                                    10,878           10,685
       Retained earnings                                              2,310            2,268
                                                                    -------          -------
             Total shareholders' equity                              13,237           13,002
                                                                    =======          =======
                                                                    $18,376          $22,560
                                                                    =======          =======



Note: The balance sheet at October 31, 1996 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See notes to condensed financial statements.

                             BUSINESS RESOURCE GROUP
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                           JULY 31,                            JULY 31,
                                                ---------------------------          ---------------------------
                                                  1997               1996              1997               1996
                                                --------           --------          --------           --------
Net revenues:
      Workspace products                        $  9,541           $ 18,495          $ 46,540           $ 49,623
      Workspace services                           3,301              2,766            11,045              6,580
      Vendor commissions                              42                 79               137                280
                                                --------           --------          --------           --------
          Total net revenues                    $ 12,884           $ 21,340          $ 57,722           $ 56,483
                                                --------           --------          --------           --------


Cost of net revenues:
      Workspace products                           7,910             15,039            37,511             40,504
      Workspace services                           2,487              2,002             8,053              4,760
                                                --------           --------          --------           --------
          Total cost of net revenues              10,397             17,041            45,564             45,264
                                                --------           --------          --------           --------
Gross profit                                       2,487              4,299            12,158             11,219

Selling, general and
      administrative expenses                      3,968              3,597            11,894              9,006
Other operating expenses                             276               --                 276               --
                                                --------           --------          --------           --------
      Total operating expenses                     4,244              3,597            12,170              9,006
                                                --------           --------          --------           --------

Income / (loss) from operations                   (1,757)               702               (12)             2,213

Interest income - net                                 49                 13                83                 94
                                                --------           --------          --------           --------

Income / (loss) before income taxes               (1,708)               715                71              2,307

Provision / (benefit) for income taxes              (707)               296                29                955
                                                --------           --------          --------           --------

Net income / (loss)                             $ (1,001)          $    419          $     42           $  1,352
                                                ========           ========          ========           ========

Net income / (loss) per common
      and common equivalent share               $  (0.20)          $   0.09          $   0.01           $   0.28
                                                ========           ========          ========           ========

Shares used in computation                         4,904              4,914             4,894              4,864
                                                ========           ========          ========           ========






                  See notes to condensed financial statements.

                             BUSINESS RESOURCE GROUP
                       CONDENSED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                           NINE MONTHS ENDED
                                                                                               JULY 31,
                                                                                       -------------------------
                                                                                         1997              1996
                                                                                       -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                        $    42           $ 1,352
     Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
         Depreciation and amortization                                                     541               257
         Changes in operating assets and liabilities:
             Accounts receivable                                                         5,819            (5,895)
             Inventory                                                                    (273)              (99)
             Prepaids and other current assets                                             (29)             (498)
             Accounts payable                                                           (3,356)              496
             Accrued liabilities                                                          (459)            1,094
             Income taxes payable                                                          (31)              245
                                                                                       -------           -------
     Net cash provided (used) by operating activities                                    2,254            (3,048)
                                                                                       -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                  (938)           (1,166)
     Cash paid for acquisitions                                                           --                (300)
     Other assets                                                                          (21)              (47)
                                                                                       -------           -------
     Net cash used by investing activities                                                (959)           (1,513)
                                                                                       -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in bank overdraft                                                             (476)               11
     Repayment of notes payable & capital lease obligations                                (97)             (236)
     Issuance of common stock                                                              193               128
                                                                                       -------           -------
     Net cash used by financing activities                                                (380)              (97)
                                                                                       -------           -------


NET INCREASE (DECREASE) IN CASH                                                            915            (4,658)
CASH AND EQUIVALENTS:
     Beginning of period                                                                 1,011             5,326
                                                                                       -------           -------
     End of period                                                                     $ 1,926           $   668
                                                                                       =======           =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                                          $     1           $    29
                                                                                       =======           =======

     Income taxes                                                                      $   471           $   670
                                                                                       =======           =======

Noncash investing transactions:
     Sale of distribution rights for note receivable                                   $    --           $   177
                                                                                       =======           =======

Cash flow for acquisitions:
     Tangible assets acquired                                                          $    --           $   333
     Intangible assets acquired                                                        $    --           $   255
     Liabilities assumed                                                               $    --           $  (288)
                                                                                       -------           -------
     Cash paid for acquisitions                                                        $    --           $   300
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

                             BUSINESS RESOURCE GROUP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The financial information as of July 31, 1997 and for the three and nine month periods ended July 31, 1997 and 1996 is unaudited. In the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of such periods. The accompanying condensed financial statements should be read together with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles.


NOTE 2.  RECENTLY ISSUED ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the first quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

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

         If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been a loss per share of $.20 for the period ending July 31, 1997 and earnings per share of $.09 for the quarter ending July 31, 1996. Diluted EPS under SFAS 128 would not have been significantly different than primary EPS currently reported for the periods.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION:

         Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the timely availability, delivery and acceptance of new products and services, the impact of competitive products and pricing, the management of growth and acquisitions, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. Additionally, the results of operations for the three and nine month periods ended July 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. Operating results are subject to the successful close of large project business and related vendor lead times. The Company's revenues are generally the result of a consultative selling process and the precise timing of the issuance of customer purchase orders is often contingent upon customer site development and move-in schedules. In order to minimize risk of procurement errors and obsolete inventory, the Company generally does not issue vendor purchase orders until final product configurations are documented in a formal customer purchase order. As a result, the short-term timing of product delivery can be impacted, which in turn may affect the specific quarter in which revenue is recognized on particular projects. Vendor delivery lead times also affect product availability and the resulting time at which the Company delivers product and recognizes revenue; lead times for many of the products sold by the Company average 4 to 12 weeks. Consequently, these factors can affect quarter to quarter results. The Company assumes no obligation to update any forward-looking statements contained herein.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED JULY 31, 1997 COMPARED TO THREE MONTHS ENDED JULY 31, 1996.

         Net revenues were $12.9 million for the three months ended July 31, 1997, a decrease of 39.4% from $21.3 million for the three months ended July 31, 1996. Decreases in product revenue ($9.0 million or 48.6%) and vendor commission ($37,000 or 46.8%) offset an increase in service revenue ($535,000 or 19.3%). The overall decrease in revenue was primarily the result of a decrease in purchases of the Company's products by Cisco Systems from $10.5 million in the three months ended July 31, 1996 to $1.5 million in the three months ended July 31, 1997. Slightly offsetting the decline in business from Cisco Systems, during the quarter ended July 31, 1997 the Company received new large project business from both new and existing customers (including Versant Technologies, Sony, Infoseek, National Semiconductor and World

Savings). Also contributing to the Company's results for the third fiscal quarter of 1997 was an aggregate increase of $662,000 in product revenue generated primarily from projects by the Company's Texas Division for Bank One and Abbott Diagnostics Division. This contribution was offset by a reduction in revenue from the Southwest Division of $153,000.

         During the three months ended July 31, 1997 Cisco Systems and National Semiconductor, which historically have been significant customers of the Company, contributed an aggregate of $2.0 million or 15.5% of total revenue, down from $11.3 million or 53.1% of total revenue in the comparable period in 1996. Cisco represented approximately 11.6% of the Company's revenue for the quarter ended July 31, 1997. The Company maintains an excellent working relationship with Cisco Systems and expects Cisco Systems to continue to order product. However, the order rate will be below historical levels due to the uncertainty in the computer networking market. There can also be no assurance that the Company's financial results for future quarters will not be materially and adversely affected should there be any continued reduction in orders.

         Service revenue increased 17.9% during the quarter ended July 31, 1997 to $3.3 million from $2.8 million in the quarter ended July 31, 1996 due to increases in delivery and workspace management services. Such increases along with the lower overall revenue base contributed to the increase in service revenue as a percentage of total revenue, which rose to 25.6% of total revenue during the quarter ended July 31, 1997, compared to 13.1% during the quarter ended July 31, 1996.

         Commission revenue declined as most vendors have discontinued their policies of billing customers directly and only paying a commission to the Company.

         Gross profit decreased to $2.5 million during the third fiscal quarter of 1997 from $4.3 million during the same period of fiscal 1996, a 41.9% decrease, while decreasing as a percentage of net revenues to 19.4% during the third fiscal quarter of 1997 from 20.2% during the same fiscal quarter of 1996. This decrease was attributable to a $390,000 negative impact of the Department of Energy Project in Las Vegas, Nevada due to cost overruns. Service margins also decreased as a percentage of service revenue, to 24.7% in the third quarter of 1997 from 27.6% in the third quarter of 1996. The decrease was due to the underabsorption of overhead in the Company's installation services group.

         Selling, general and administrative expenses increased 11.1% to $4.0 million from $3.6 million for the same period of the prior year. As a percentage of net revenue, expenses increased to 31.0% in the third quarter of fiscal 1997 from 16.9% in the third quarter of fiscal 1996. The large increase in percentage of net revenue can be attributed to a lower revenue base from period to period. The increase in spending was primarily attributable to the continued expansion of our Texas, Arizona and San Jose operations, particularly in the areas of sales and project management personnel, the continued building of the Company's business systems and wide-area-network infrastructure, and the hiring of key management personnel.

         In the third quarter of 1997, the Company incurred other operating expenses of $276,000 mainly for the closure of sales offices in Tucson, Arizona and Las Vegas, Nevada.

         Interest income, net of interest expense and the Company's other expenses, totaled $49,000 for the three months ended July 31, 1997 versus interest income, net of interest expense, of $13,000 for the same period of fiscal 1996.

         The Company used a tax rate of 41.4% for both periods reported.


NINE MONTHS ENDED JULY 31, 1997 COMPARED TO NINE MONTHS ENDED JULY 31, 1996.

         Net revenues were $57.7 million for the nine months ended July 31, 1997, an increase of 2.2% from $56.5 million for the nine months ended July 31, 1996. Decreases in product revenue ($3.1 million or 6.2%) and commission revenue of ($143,000 or 51.1%), were offset by an increase in service revenue of ($4.4 million or 66.7%). The overall decrease in revenue was primarily the result of a decrease of sales to Cisco Systems and National Semiconductor, with combined revenue of $21.4 million for the nine months ended July 31, 1997, down from $25.4 million for the same period of 1996. The Company did however have new large project business from both new and existing customers (including S3, Sony, HMT Technologies, Network Appliance, Duplan, Versant Technologies, Infoseek, World Savings, Legato and Varilease Corporation which combined accounted for approximately $11.7 million in net revenues), and revenue generated by the Company's Southwestern United States and Texas regional business units ($10.8 million, including large projects from Comp USA, Gadzooks, Titan, Department of Energy, Motorola, BABN Technologies and Triwest Healthcare Alliance. As noted above, the Company maintains an excellent working relationship with Cisco Systems and expects Cisco Systems to continue to order product. However, the order rate will be below historical levels due to the uncertainty in the computer networking market. There can also be no assurance that the Company's financial results for the future quarters will not be materially and adversely affected should there be any continued reduction in orders.

         The increase in service revenue in the first nine months of fiscal 1997 as compared to the year earlier period was primarily attributable to increases in delivery services, installation and workspace management services.

         Commission revenue declined as most vendors have discontinued their policies of billing customers directly and only paying a commission to the Company.

         Gross profit increased to $12.2 million for the first nine months of fiscal 1997 from $11.2 million during the same period a year ago, an 8.9% increase. As a percentage of net revenues, gross profit increased from 19.9% for the first nine months of fiscal 1996 to 21.1% during the same period of fiscal 1997. The impact of higher product margin (19.4% in the first nine months of fiscal 1997 versus 18.4% in the same period of fiscal 1996) offset by lower service margin (27.0% in the first nine months of fiscal 1997 versus 27.7% in the same period of fiscal 1996) and lower commission revenue ($137,000 in the first nine months of 1997 versus $280,000 in the same period of fiscal 1996) accounted for the increase in gross profit.

         Selling, general and administrative expenses increased 32.2% to $11.9 million for the nine months ended July 31, 1997 from $9.0 million for the same period of the prior year. As a percentage of net revenue selling, general and administrative expenses increased from 15.9% for the first nine months of fiscal 1996 to 20.6% for the first nine months of fiscal 1997. The increase in spending is primarily attributable to increased sales commissions relating to the addition and expansion of operations in the Company's Texas, Arizona and San Jose business units, the continued building of the Company's business systems infrastructure, and the hiring of key management personnel.

         In the third quarter of 1997, the Company incurred other operating expenses of $276,000 mainly for the closure of sales offices in Tucson, Arizona and Las Vegas, Nevada.

         Interest income, net of interest expense totaled $83,000 for the nine months ended July 31, 1997 versus interest income, net of interest expense of $94,000 for the same period of fiscal 1996. The decrease was due to lower average cash balances experienced during the nine month period.

         The Company used a tax rate of 41.4% for both periods reported.


LIQUIDITY AND CAPITAL RESOURCES:

         Working capital at July 31, 1997 was $9.9 million, down slightly from $10.1 million at October 31, 1996.

         In the nine months ended July 31, 1997 the Company generated $2.3 million in cash from operations compared to using $3.0 million in cash from operations in the first nine months ended July 31, 1996. Cash generated from operations in the first nine months of 1997 included non-cash charges of $541,000 relating to depreciation and amortization. In addition, positive cash flows from operations were due to net income of $42,000 and a decrease in accounts receivable of $5.8 million. These positive cash flows from operations were partially offset by decreases of $3.4 million and $459,000 in accounts payable and accrued liabilities, respectively, and an increase in inventory of $273,000.

         Net cash used in investing activities was $959,000 in the first nine months ended July 31, 1997 primarily resulting from the purchase of property and equipment for $938,000.

         Net cash used in financing activities in the first nine months of 1997 was $380,000. The primary financing activity during this period was the payback of the Company's bank overdraft of $476,000 offset by the issuance of common stock under the Company's 1995 Employee Stock Purchase Plan (which generated $193,000 in cash).

     The Company's $8.0 million credit facility expired in September 1997 and was replaced with a new $15.0 million credit facility with an option on a $1.0 million term loan. As of July 31, 1997 the Company had no bank borrowings under the existing credit facility. The Company believes existing cash, together with cash generated from operations and the Company's available borrowing capacity will provide sufficient funds to meet the Company's anticipated working capital requirements for the foreseeable future.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Not applicable


PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         On January 24, 1997 Neil A. Armstrong filed a complaint against the Company, one of its vendors and another third party in the United States District Court for the Northern District of California. In general, this complaint asserted claims for the alleged unauthorized use of the name and images of Mr. Armstrong. The parties in this case have reached an oral agreement to settle all claims. The Company is in the process of reducing this settlement to writing, pursuant to which all claims against the Company will be dismissed with prejudice. The terms of the proposed settlement will have no material impact on the Company's financial results or results of operations.

ITEM 2:  CHANGES IN SECURITIES

         Not applicable


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable


ITEM 5:  OTHER INFORMATION

         Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 10.29: Revolving Credit Loan and Security Agreement between the Company and Comerica Bank dated August 8, 1997.

     (b)  Exhibit 11.1: Computation of Net Income Per Share

     (c)  Exhibit 27: Financial data schedule

     (d)  Reports on Form 8-K
          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BUSINESS RESOURCE GROUP
                                              -----------------------
                                                      Registrant





Date:   9/12/97                               /s/ Charles J. Winter
     ---------------------                    ---------------------------------
                                              Charles J. Winter
                                              President and
                                              Chief Executive Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                EXHIBIT INDEX




     Exhibit            Description
    ---------          -------------

     10.29 Revolving Credit Loan and Security Agreement between the Company and Comerica Bank dated August 8, 1997.

     11.1       Computation of Net Income Per Share

     27         Financial data schedule