Form 10-K405
period 1997-10-31
BUSINESS RESOURCE GROUP
filed 1998-01-29
CIK 945028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended October 31, 1997 or

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

                       2150 NORTH FIRST STREET, SUITE 101
                           SAN JOSE, CALIFORNIA 95131
                                 (408) 325-3200
          (Address and telephone number of principal executive offices)
                       ----------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $0.01 par value
                       ----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,258,836 as of January 9, 1998, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 4,914,249 shares of Registrant's Common Stock issued and outstanding as of January 9, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held on March 2, 1998 are incorporated by reference into Part III of this report on Form 10-K.

                             INTRODUCTORY STATEMENT

        Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Such forward-looking statements include, without limitation, statements relating to the Company's future revenue, gross margins, operating expenses, management's plans and objectives for the Company's future operations and the sufficiency of financial resources to support future operations and expenditures. Factors that could cause actual results to differ materially include, but are not limited to, the timely availability, delivery and acceptance of new products and services, the continued strength of sales to Cisco Systems, Inc. (one of the Company's principal customers), the impact of competitive products and pricing, the management of growth and acquisitions, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        References made in this Annual Report on Form 10-K to "BRG," the "Company" or the "Registrant" refer to Business Resource Group.

                                     PART I

ITEM 1.    BUSINESS

        Business Resource Group is a leading provider of workspace services and products to businesses, primarily in the western United States. Since commencement of operations in 1986 as an office furniture dealer, the Company has added related services such as computerized space planning and design, project management, product specification, order management, move management, installation, computer-aided facilities management (CAFM) services and ongoing facilities management outsourcing services. The Company believes that its broad scope of services allow it to offer a customer-oriented integrated solution well suited for the needs of both large, mature companies as well as rapidly growing businesses that want economic, comprehensive solutions for their workspace requirements, while minimizing involvement of their in-house staff through outsourcing to the most efficient and responsive suppliers. The Company markets its services and products through a direct sales force, focusing to date primarily on rapidly growing companies and on companies in the process of significantly changing their facilities arrangements.

INDUSTRY BACKGROUND

        According to trade association estimates, manufacturers' sales of business furnishings in the United States in 1997 were approximately $11 billion. The Company believes that a key trend in the workspace products and services market is the shift to open area configurations which commenced in the early 1980's. Open area configurations employ standard partitions and components to form individual cubicle workspaces for employees in a layout customized for the needs of each business. The emergence of the personal computer as a business productivity tool in combination with the emphasis on competitiveness and efficiency in business in the United States has contributed to the trend toward these configurations. Open area configurations accomplish the following:

    o Economize by placing more workers in a specified floor area than a segregated office layout;

    o Facilitate individual ergonomic design of employees' work areas, increasing worker productivity and reducing injuries in the workplace and related costs;

    o Promote worker communication and cooperation within the office workforce;

    o Permit quicker adjustment to workspace arrangements in response to changes in the business environment; and

    o Minimize the need for expensive and permanent hard wall tenant improvements.

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

        Workspace specification in larger corporations has traditionally involved a facilities manager and other members of senior management, influenced by service providers such as designers, architects, real estate professionals or other outsourced facilities management providers. Small, rapidly growing businesses lacking in-house facilities management and unfamiliar with or reluctant to spend money on design intermediaries have historically handled workspace specifications in a more ad-hoc manner. In either case, the traditional furniture dealer is often left in a passive order taking and fulfillment role.

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

CUSTOMER ORIENTED INTEGRATED SOLUTION

        Business Resource Group believes that traditional approaches to the business furnishings industry are not well suited to meet the current requirements of growing and changing businesses. In response, the Company has positioned itself as the representative of the customer rather than the manufacturer and as a provider of integrated workspace solutions. Business Resource Group has grown rapidly due to management's early recognition and response to customer requirements for a single source solution for facilities needs. By foregoing the captive dealer agreements required by the largest office furniture manufacturers, the Company believes it is able to offer the customer a much broader range of value-added services and product choices than its major competitors, all at a competitive price. The benefits to customers of the Company's integrated solution approach include:

  o Reduced overhead and improved coordination by having a single point of contact;

  o Improved pricing, product selection and delivery available from a multi-line representative;

  o Accelerated design and installation through early coordination with a service provider; and

  o Superior customer communications, response and project control through the implementation of highly automated systems.

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

EXPANSION STRATEGY

        The Company's objective is to be a leading provider of workspace services and products. Principal elements of the Company's strategy to achieve this objective are as follows:

        Expand Through Acquisition. The Company has in the past expanded and plans to continue to expand its business through acquisition of dealers in target markets similar to Northern California's Silicon Valley, which are characterized by a large number of technology driven, high growth companies. Because these prospective customers need comprehensive advice and quick turnaround in addressing rapid facilities expansion, the Company believes its methods of operation can be successfully applied in these new markets. In addition, many of the Company's larger customers have operations in multiple markets, including markets the Company has targeted for expansion and as such, represent attractive business opportunities in those markets. Since many contract furniture dealers and facilities management firms are small and lack the breadth of services and capital necessary to respond to the facilities outsourcing requirements of medium and large growth-oriented corporations, the Company believes that certain of these dealers will be available and attractive acquisition candidates.

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

        Form Strategic Alliances With Complementary Service Providers. A number of facilities-related businesses offer services and products that are complementary to those provided by the Company. Such services include real estate and property management, architectural design, network cabling, and operations and maintenance services such as janitorial and security. The market leaders in these facilities related businesses are large and national in scope, providing services and products to both large and small customers in many industries. The Company believes that a long-term opportunity exists to form strategic alliances with some of these companies on a selective basis to offer a broad facilities-related solution to large corporate customers which desire to outsource these services. While the Company has not entered into nor is it currently in the process of negotiating any such strategic alliances, such alliances could involve the formation of a joint venture by the Company and its joint venture partner for the purpose of servicing a target customer account, contractual arrangements whereby the Company acts as a service provider on behalf of its joint venture partner, or contractual arrangements or other relationships whereby the Company is deemed a preferred vendor or service provider by its joint venture partner in connection with competition for target accounts.

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

        Products

               Modular Systems. The Company's modular system products, which include office partitions and modular furniture, provide a flexible solution for defining work environments within an open interior building space without the need for costly tenant improvements to the building interior. Modular systems provide the ability to define individual employee workspaces and functional relationships while integrating electrical, voice and data requirements for the individual workstation. While requiring value added installation services to be functional, modular systems allow for different arrangements of components (overhead shelves, cabinets, lateral files, work surfaces and pedestals) to meet varying needs of customers. With many fabric and finish selections, modular system lines provide visual appeal as well as effective workspace utilization and productivity. The leading providers of these products to the Company include Knoll Inc., Teknion Inc., Kimball Office Furniture Co. ("Kimball"), Allsteel, and The Hon Company. A typical modular system installation at a customer facility ranges from $1,500 to $4,000 per workspace, depending on the number of workspaces as well as the products and features specified.

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

               Seating. Variations in seating have proliferated to satisfy a diversity of settings and ergonomic requirements. These variations include adjustable seating used at a standard workstation or desk, which allows the user to adjust the configuration for personal preference. Non-adjustable seating is a less expensive alternative that can be used in cafeterias, conference rooms and lobbies. The leading providers of these products to the Company include Office Master, Inc., United Chair Company and HAG, Inc. Customer pricing typically ranges from $50 to $600 per chair.

               Specialty Furniture Products. The Company's specialty products include white boards, ergonomic devices used in conjunction with other furniture products (such as wrist rests, foot rests and adjustable keyboards) and custom manufactured products.

               Refurbished Furniture. The Company's customer-oriented integrated solution approach to its business frequently leads its customers to rely on the Company for most aspects of a facilities relocation including disposition of the existing furniture in the customer's prior facility. The Company purchases selected products on favorable terms which it considers both standard and reusable, refurbishes them when necessary and resells them to smaller businesses with modest workspace budgets.

        Product Implementation Services

        Once a workspace has been planned and products have been specified and ordered, Business Resource Group provides separately-billed services to implement the customer's plan.

               Installation and Maintenance. Installation is a process by which a modular system is converted from unconnected and unconfigured pieces to a true workspace solution. The Company's product installers normally follow a specific process which begins with a field study to verify space-related issues that affect installation, such as the location and size of doors, elevators, stairwells and other building specifications. Upon verification of installation drawings and receipt of workspace products at the customer's facility either directly from the manufacturer or from a Company-rented warehouse, the installation is completed. The Company provides substantial training to its installation staff concerning applicable safety procedures in order to minimize the risk of injury or property damage as well as general business education on subjects pertinent to these employees. As the final step in meeting a customer's relocation or move requirement, installation plays a very important role. The cost of typical installation services ranges from $120 to $300 per modular station, or approximately eight percent of the sales price.

        Workspace Management Services

        The Company, through its Workspace Management Services ("WMS") group provides the following service offerings to help companies manage their facilities' resources more effectively without adding headcount:

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

SALES AND MARKETING

        Sales Organization. Business Resource Group markets its products and services through a direct sales force which consisted of 42 individuals as of October 31, 1997, operating out of the Company's offices in San Jose and San Francisco, California; Phoenix, Arizona; Dallas and San Antonio, Texas and Denver, Colorado. As of October 31, 1997, the Company also employed 20 customer service representatives to support the direct sales force. The Company's sales resources are targeted at various management levels within target accounts. The Company's customer service representatives are account focused, and teams generally consisting of the sales representative, customer service representative, project manager and installers are created around each new account that the Company obtains.

        Sales Approach. The Company's sales strategy and approach begins with the identification of target accounts by its direct sales staff. The Company's salespersons maintain a contact network of real estate brokers, venture capitalists, attorneys, bankers, phone system resellers, independent facilities managers and other persons in a position to influence office furniture and facilities management outsourcing decisions. After identifying target accounts, the Company's sales personnel contact the appropriate decision-makers at various management levels (such as in-house facilities managers, purchasing agents or chief financial officers) seeking to position the Company as the service provider of choice by showcasing its account team and often preparing a space plan at no charge to the prospective customer. The final stage in the sales process is the preparation of a price quotation, over which each of the Company's sales representatives has considerable pricing discretion within guidelines set by the Company's management.

        Sales and Sales Support Compensation: The Company recognizes that its long term growth and profitability is based upon three critical elements; the expansion of its customer base, the retention of its existing customers and the effective management of key strategic relationships within its customer base. The growth of the customer base is directly attributable to the talent, size, and motivation of the Company's sales force. To accomplish this the Company offers compensation which can be exclusively commission-based or a combination of base salary plus commissions, either of which are intended to offer a better than industry standard compensation package and a market advantage in attracting and retaining top sales personnel. The retention of existing customers and the management of key strategic relationships is a function of the Company's ability to provide responsive, innovative high quality support to its customers. The Company has significantly expanded its professional staff in Project Management, Installation, and Customer Service, to ensure a qualified team is available to provide such support. The Company offers competitive salaries to its sales support personnel, often coupled with incentive programs based on the attainment of functional performance objectives.

        Marketing. In addition to its networking efforts with persons in a position to influence workspace products and facilities management purchase decisions, the Company markets its services and products over the Internet and through industry conferences and trade shows, cooperative and stand-alone advertising, educational seminars (including space planning and asset management seminars coordinated through the Company's WMS group), direct mail and other customary public relations methods. The Company's San Jose corporate headquarters, the San Francisco office, the Company's office in Phoenix, the Company's offices in Dallas and San Antonio also function as working showrooms.

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

        The Company provided services and sold products to approximately 1,200 customers during the fiscal year ended October 31, 1997. Fifty customers accounted for approximately 72% of the Company's net revenues during fiscal 1997. Cisco Systems accounted for approximately 30% of net revenues for the fiscal year ended October 31, 1997. Historically, the Company has had substantial recurring sales from current customers. Over 57% of the Company's net revenues during the fiscal year ended October 31, 1997 were derived from customers which were also customers during fiscal 1996.


VENDORS

        Business Resource Group purchases its workspace products from a variety of suppliers. The table below summarizes principal product lines the Company purchases from its suppliers.

                                                             Product Lines
                                          --------------------------------------------
                                          Modular
                  Vendor                  Systems     Casegoods     Seating  Specialty
                  ------                  -------     ---------     -------  ---------
        Arcadia Furniture Corporation                     X            X
        Creative Wood Products, Inc.                      X            X
        Eagan Visual West, Inc.                                                   X
        Eck Adams Corp.                                                X
        Global Wholesalers West, Inc.                                  X
        The Gunlocke Company                  X           X            X
        Hag, Inc.                                                      X
        Harpers Furniture                     X           X            X
        The Hon Company/Allsteel              X           X            X
        Kimball Office Furniture Co.          X           X            X          X
        Knoll, Inc.                           X           X            X
        Krueger International, Inc.           X
        National Office Furniture Co.                     X            X
        Office Master, Inc.                                            X
        Office Specialty                      X           X            X
        SIS Human Factors Technology, Inc.                                        X
        TAB Products Co.                      X           X
        Teknion, Inc.                         X           X            X
        Trendway, Inc.                        X
        United Chair Co.                                               X

        None of the products currently offered by the Company is obtained on a sole-source basis from any vendor or dealer. During the fiscal year ended October 31, 1997, the Company purchased approximately $16.0 million, $7.2 million and $6.9 million, respectively, from Teknion Inc., Knoll, Inc., and The Hon Company. The Company also subcontracts for delivery, freight services and a small percentage of its installation services.

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

OPERATIONS

        The Company's operations include ongoing order processing and coordination with its vendors through a software system developed by principals of the Company through an entity controlled by them at that time, but which is now independently owned. Order processing is performed in each of the Company's regional offices and such personnel are also responsible for customer service support to the sales representatives. The Company carries out its accounting and credit & collection function from its San Jose headquarters. Accounting functions include general ledger, accounts payable, accounts receivable and payroll. Responsibility for the Company's technology hardware and software upgrades and purchases is shared by Directors of System Administration and Applications Development. Training in sales, project management, customer service and installation services is carried out in both the Company's regional offices and its San Jose headquarters.

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

        The Company has made acquisitions during prior fiscal years and may continue to make acquisitions in the future. The expansion of corporate operations in addition to managing acquired operations in new geographic areas entails numerous operational and financial risks, including difficulties in assimilating acquired operations, diversion of management's attention to other business concerns, amortization of acquired intangible assets, potential loss of employees or customers of acquired operations and difficulties in developing a local market for the Company's services and products. There can be no assurance that the Company will be able to achieve growth, or effectively manage any such growth, and failure to do so could have a material adverse effect on the Company's operating results.

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

EMPLOYEES

        As of October 31, 1997, Business Resource Group had 248 employees of whom 84 were in installation, 44 were in project management, 43 were in marketing and sales, 35 were in finance and administration, 30 were in design and customer service, and 12 were in other technical services. Of these employees, 164 were located in the Company's principal offices in San Jose, California, 47 were located in the Texas offices in Dallas and San Antonio, 19 were located in the Southwest regional office in Phoenix, Arizona, 12 were located in the San Francisco, California office, and 6 were located in Denver, Colorado. The Company believes its relationship with its employees is good.

        The success of the Company depends to a significant extent upon the continued services of the Company's management. The Company has benefited from important contributions made by Brian McNay, Jeffrey Tuttle, and others. Mr. McNay and Mr. Tuttle have each made significant contributions to the Company's sales to date, accounting for approximately 31% and 7% of the Company's sales in the fiscal year ended October 31, 1997. The loss of the services of either of these individuals could have a material adverse effect on the Company.

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

ITEM 2.    PROPERTIES

        Business Resource Group currently leases approximately 21,000 square feet of office space at 2150 North First Street in San Jose, California. The Company leases most of this space under an operating lease which runs through August 2001. The San Jose office serves as the Company's principal offices and also functions as a working showroom for products offered by the Company. The Company also leases approximately 5,500 square feet of office and showroom space in San Francisco, California on a month-to-month basis. In addition, the Company leases approximately 5,700 square feet of space in Phoenix, Arizona, under an operating lease which runs through February 2002. The Company also leases approximately 7,000 square feet of space in Dallas, Texas, where its Texas regional headquarters is located. The Company leases this space under an operating lease which runs through March 2002. In addition, within the Texas region, the Company leases approximately 3,400 square feet in San Antonio under an operating lease with a term running through November 2001. Also, within the Texas region, the Company maintains two distribution centers under operating leases for approximately 9,600 and 21,000 square feet of space running through September 1998 and October 2002 in Richardson, Texas and Dallas, Texas, respectively. The Company also leases approximately 1,400 square feet of office space in Denver, Colorado to support a sales office. The Company may expand its office space in San Jose and Dallas to accommodate its growing sales, sales support and Workspace Management Services organizations. Otherwise, the Company believes that its existing facilities will generally be sufficient for its operational purposes within the Company's existing regions through the end of fiscal year 1998. The Company believes that additional space sufficient to meet its anticipated needs is available on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

Business Resource Group is not currently subject to any significant legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the normal course of its business. These actions could include product liability, employee related issues and disputes with vendors or customers.

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

          FISCAL 1997                                     HIGH                 LOW
                                                          ----                 ---
             Fourth Quarter ended October 31, 1997         4 3/4               3 5/8
             Third Quarter ended July 31, 1997             5 1/8               3 3/8
             Second Quarter ended April 30, 1997           5 1/2               4 11/16
             First Quarter ended January 31, 1997          5 1/2               3 5/8


          FISCAL 1996                                     HIGH                 LOW
                                                          ----                 ---
             Fourth Quarter ended October 31, 1996         4 5/8               3 5/8
             Third Quarter ended July 31, 1996             6 1/4               4
             Second Quarter ended April 30, 1996           5 5/8               3 1/2
             First Quarter ended January 31, 1996          5 3/8               3 1/16

        The Company estimates it had approximately 380 shareholders as of October 31, 1997, including beneficial owners included in securities position listings as described in Rule 17Ad-8.

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

ITEM 6.   SELECTED FINANCIAL DATA

                                         SUMMARY FINANCIAL DATA
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENTS OF INCOME DATA:
                                                               YEAR ENDED OCTOBER 31,
                                                 ------------------------------------------------------
                                                  1997        1996       1995       1994          1993
                                                 ------      -------    -------    -------       ------
 Net revenues:
    Workspace products ........................  $58,303     $67,834    $33,940    $32,197      $18,604
    Workspace services ........................   14,127      10,155      6,119      4,258        2,453
    Vendor commissions ........................      271         291        569        657           32
                                                  ------     -------    -------    -------       ------
        Total net revenues ....................   72,701      78,280     40,628     37,112       21,089
                                                  ------     -------    -------    -------       ------
 Cost of net revenues:
    Workspace products ........................   47,100      55,051     26,605     25,044       14,604
    Workspace services ........................   10,330       7,320      4,179      3,131        1,887
                                                  ------     -------    -------    -------       ------
        Total cost of net revenues ............   57,430      62,371     30,784     28,175       16,491

 Gross profit .................................   15,271      15,909      9,844      8,937        4,598
 Selling, general and
    administrative expenses ...................   16,622      12,870      8,143      6,425        3,825
                                                  ------     -------    -------    -------       ------
 Income / (loss) from operations ..............   (1,351)      3,039      1,701      2,512          773
 Interest income (expense) - net ..............       66         124          7        (77)           1
                                                  ------     -------    -------    -------       ------
 Income / (loss) before income taxes ..........   (1,285)      3,163      1,708      2,435          774
 Income taxes .................................     (523)      1,309        122         70           20
                                                  ------     -------    -------    -------       ------
 Net income / (loss) ..........................   $ (762)    $ 1,854    $ 1,586    $ 2,365       $  754
                                                  ======     =======    =======    =======       ======
 Net income / (loss) per common
    and common equivalent share ...............   $(0.16)    $  0.38
                                                  ======     =======
 Shares used in computation ...................    4,902       4,886
                                                  ======     =======
 Pro forma (1):
    Historical income before
        income taxes ..........................                           1,708
    Pro forma income taxes ....................                             709
                                                                        -------
 Pro forma net income .........................                         $   999
                                                                        =======

 Pro forma net income per common
    and common equivalent share ...............                         $  0.26
                                                                        =======

 Pro forma shares used in computation .........                           3,834
                                                                        =======


(1) See Note 2 to Financial Statements for a discussion of pro forma amounts.

BALANCE SHEET DATA:

                                                                               OCTOBER 31,
                                                            -------------------------------------------------
                                                              1997        1996      1995      1994      1993
                                                            -------      ------    -------   ------    ------
                                                                               (IN THOUSANDS)
 Working capital.......................................     $ 9,279      $10,063   $ 9,470   $2,784    $1,160
 Total assets..........................................      20,760       22,560    16,053    7,640     4,496
 Long-term obligations.................................          --           --       120      123        --
 Shareholders' equity..................................      12,452       13,002    11,020    3,296     1,444

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

        Business Resource Group is a provider of workspace services and products. Most of the Company's net revenues are derived from billings for workspace products, including modular systems, casegoods, seating, filing systems and specialty furniture products. The Company's experience is that its success in generating these revenues is dependent upon the provision of related services, such as project management, space planning and design, product specification and order management. The price of these services is frequently included in product billing to its customers as part of its integrated workspace solution. Approximately 19% of the Company's net revenues are derived from workspace services, including installation and maintenance, delivery and Workspace Management Services. Less than one percent of the Company's net revenues are derived from commissions on product sales which certain of the Company's vendors bill directly.

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

        The Company is currently in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prevent problems related to the year 2000. These problems could cause malfunctions in certain software and databases with respect to dates on or after January 1, 2000, unless corrected. At this time, the Company has not yet determined the cost of evaluating its computer software or databases or of making any modifications required to correct any potential problems related to the year 2000.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement data as a percentage of net revenues:

                                                   YEAR ENDED OCTOBER 31,
                                                 -------------------------
                                                  1997     1996     1995
                                                 -----     -----    -----
      Net revenues:
         Workspace products ................      80.2%     86.6%    83.5%
         Workspace services ................      19.4      13.0     15.1
         Vendor commissions ................        .4        .4      1.4
                                                 -----     -----    -----
             Total net revenues ............     100.0     100.0    100.0
                                                 -----     -----    -----
      Cost of net revenues:
         Workspace products ................      64.8      70.3     65.5
         Workspace services ................      14.2       9.4     10.3
                                                 -----     -----    -----
             Total cost of net revenues ....      79.0      79.7     75.8
                                                 -----     -----    -----

      Gross profit .........................      21.0      20.3     24.2
      Selling, general and
         administrative expenses ...........      22.9      16.4     20.0
                                                 -----     -----    -----
      Income / (loss) from operations ......      (1.9)      3.9      4.2
      Interest income (expense) - net ......       0.1       0.1      0.0
                                                 -----     -----    -----

      Income / (loss) before income taxes ..      (1.8)      4.0      4.2
      Income taxes .........................       (.7)      1.6      0.3
                                                 -----     -----    -----
      Net income / (loss) ..................      (1.1)%     2.4%     3.9%
                                                 =====     =====    =====

      Pro forma:
         Historical income before
             income taxes ..................                          4.2%
         Pro forma income taxes ............                          1.7
                                                                    -----
      Pro forma net income .................                          2.5%
                                                                    =====

YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995.

Net Revenues

        Net revenues decreased 7% to $72.7 million in fiscal 1997 from $78.3 million in fiscal 1996. The decrease was attributable to a decrease in sales to Cisco Systems, with revenue of $21.9 million for the year ended October 31, 1997, down from $29.2 million for the same period of 1996. The Company maintains an excellent working relationship with Cisco Systems and expects Cisco Systems to continue to order product. However, there can be no assurance that the Company's financial results for future quarters will not be materially and adversely affected should there be any continued reduction in orders.

        Net revenues increased 93% to $78.3 million in fiscal 1996 from $40.6 million in fiscal 1995. The increase was primarily attributable to new large project business from both new and existing customers and revenues generated by the Company's southwestern United States and Texas regional business units acquired in September 1995 and January 1996, respectively.

        Service revenue increased 39% during fiscal 1997 to $14.1 million from $10.2 million in fiscal 1996 due to increases in delivery services, installation, and workspace and management services. Such increases along with the lower overall revenue base contributed to the increase in service revenue as a percentage of total revenue which rose to 19% for fiscal 1997, compared to 13% for fiscal 1996.

        The increase in service revenue during fiscal 1996 to $10.2 million from $6.1 million in fiscal 1995 was primarily attributable to increase in delivery services, installation, and workspace management services.

        Vendor commissions decreased $20,000 to $271,000 in fiscal 1997 from $291,000 in fiscal 1996. As was the case in the prior year, most vendors have discontinued their policies of billing customers directly and only paying a commission to the Company.

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

         Gross Profit

        Gross profit as a percentage of net revenues increased to 21% in fiscal 1997 from 20% in fiscal 1996. This increase was mainly due to a slight increase in product margins, a shift in revenue mix to higher margin service revenue, partially offset by a slight decrease in service margins. The decrease in service margins is due to an underabsorption of overhead in the Company's installation businesses, and the use of outside contract installation companies in certain out-of-state locations.

        Gross profit as a percentage of net revenues decreased to 20% in fiscal 1996 from 24% in fiscal 1995. Product margins decreased to 19% in fiscal 1996 from 22% in fiscal 1995, the result of a shift in product mix from higher margin projects to higher volume, lower margin projects and the impact of the Company's decision to accept certain low margin projects which the Company felt were important to its competitive positioning and its ability to penetrate certain markets. Service margins also decreased as a percentage of revenue to 28% from 32% in fiscal 1995, the result of a service mix shift to lower margin volume-related services, start-up costs in the Company's Workspace Management Services business, underabsorption of overhead in the Company's installation businesses and the use of outside contract installation companies in certain out-of-state locations.

        Gross profit has varied and is expected to continue to vary as a result of such factors as the mix of workspace products and services sold, the percentage of sales to new customers relative to repeat customers and the percentage of total net revenues generated through large customer orders relative to small customer orders.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 29% to $16.6 million in fiscal 1997 from $12.9 million in fiscal 1996, while increasing as a percentage of net revenues to 23% in fiscal 1997 from 16% in fiscal 1996. The increase in selling, general and administrative expenses was primarily the result of the steps taken to restructure operations in Texas, Arizona, and San Jose. The Company has also incurred additional expenses related to the expansion of its sales and project management infrastructure and the Company's computer network.

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

Interest Income - net

        Interest income, net of interest and other expense totaled $66,000 for the twelve months ended October 31, 1997 versus $124,000 for the same period of fiscal 1996. The decrease in net interest income was due to lower average cash balances during the twelve month period.

        Interest income, net of interest and other expense totaled $124,000 for the twelve months ended October 31, 1996 versus $7,000 for the same period of fiscal 1995. The increase in net interest income was due to higher cash balances as a result of the Company's initial public offering of its common stock in June 1995.

Income Taxes

        The Company was a C Corporation for tax purposes for all of fiscal 1997 and 1996 and an S Corporation for approximately eight of the twelve months of fiscal 1995. As a result, the Company's effective tax rates were 41%, 41%, and 7% for the twelve month periods ended October 31, 1997, 1996 and 1995, respectively. The Company has used a tax rate of 41% for the 1995 pro forma information.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital at October 31, 1997 was $9.3 million, down from $10.1 million at October 31, 1996.

        In the twelve months ended October 31, 1997 the Company generated $572,000 in cash from operations compared to using $2.1 million in cash from operations in the twelve months ended October 31, 1996. In addition, positive cash flows from operations were due to a decrease in accounts receivable of $2.4 million and an increase in accrued liabilities of $1.3 million. These positive cash flows were offset primarily by a net loss of $762,000, a decrease in accounts payable of $1.9 million and increases in prepaids and other current assets and inventory of $689,000 and $424,000, respectively.

        Net cash used in investing activities was $948,000 in the twelve months ended October 31, 1997 primarily resulting from the purchase of property and equipment for $928,000.

        Net cash used in financing activities was $361,000 in the twelve months ended October 31, 1997. The primary financing activity during this period was the payback of the Company's bank overdraft of $476,000 offset by the issuance of common stock under the Company's 1995 Employee Stock Purchase Plan which provided $212,000 in cash.

        The Company's $8.0 million credit facility expired in September 1997 and was replaced with a new $15.0 million credit facility with an option on a $1.0 million term loan. As of October 31, 1997 the Company had no bank borrowings under the existing credit facility. The Company believes existing cash, together with cash generated from operations and the Company's available borrowing capacity will provide sufficient funds to meet the Company's anticipated working capital requirements for the foreseeable future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                 INDEX TO FINANCIAL STATEMENTS



                                                                                                 PAGE
                                                                                                 ----
  Independent Auditors' Report................................................................    23


  Financial Statements:

     Balance Sheets at October 31, 1997 and 1996..............................................    24

     Statements of Operations for the Years Ended October 31, 1997, 1996 and 1995.............    25

     Statements of Shareholders' Equity for the Years Ended October 31, 1997, 1996 and 1995...    26

     Statements of Cash Flows for the Years Ended October 31, 1997, 1996 and 1995.............    27

     Notes to Financial Statements for the Years Ended October 31, 1997, 1996 and 1995........    28


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Business Resource Group:

We have audited the accompanying balance sheets of Business Resource Group (the Company) as of October 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at October 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





DELOITTE & TOUCHE LLP
San Jose, California
Decenber 16, 1997

                                    BUSINESS RESOURCE GROUP
                                        BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         OCTOBER 31,
                                                                     -------------------
                                                                      1997        1996
                                                                     -------    -------

                                     ASSETS

Current assets:
   Cash and equivalents .........................................    $   274    $ 1,011
   Accounts receivable, less allowance for doubtful accounts
      of $90 in 1997 and $57 in 1996 ............................     13,764     16,122
   Inventory ....................................................      1,398        974
   Prepaids and other current assets ............................      2,076      1,387
                                                                     -------    -------
      Total current assets ......................................     17,512     19,494

Property and equipment - net ....................................      2,346      2,017
Other assets ....................................................        902      1,049
                                                                     -------    -------
                                                                     $20,760    $22,560
                                                                     =======    =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank overdraft ...............................................    $    --    $   476
   Accounts payable .............................................      3,997      5,935
   Accrued liabilities ..........................................      4,236      3,020
                                                                     -------    -------
      Total current liabilities .................................      8,233      9,431

Deferred income tax liability ...................................         75        127

Shareholders' equity:
   Preferred stock, par value $0.01 per share; 2,000,000 shares
      authorized; no shares outstanding .........................         --         --
   Common stock, par value $0.01 per share; 50,000,000 shares authorized; outstanding:
      4,913,712 shares in 1997 and 4,858,864 shares in 1996 .....         49         49
   Additional paid-in capital ...................................     10,897     10,685
   Retained earnings ............................................      1,506      2,268
                                                                     -------    -------
      Total shareholders' equity ................................     12,452     13,002
                                                                     -------    -------
                                                                     $20,760    $22,560
                                                                     =======    =======




                       See notes to financial statements


                             BUSINESS RESOURCE GROUP
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   YEAR ENDED OCTOBER 31,
                                             --------------------------------
                                              1997         1996        1995
                                             -------      -------     -------
  Net revenues:
     Workspace products ................     $58,303      $67,834     $33,940
     Workspace services ................      14,127       10,155       6,119
     Vendor commissions ................         271          291         569
                                             -------      -------     -------
      Total net revenues ...............      72,701       78,280      40,628
                                             -------      -------     -------
 Cost of net revenues:
     Workspace products ................      47,100       55,051      26,605
     Workspace services ................      10,330        7,320       4,179
                                             -------      -------     -------
         Total cost of net revenues ....      57,430       62,371      30,784
                                             -------      -------     -------

 Gross profit ..........................      15,271       15,909       9,844
 Selling, general and
     administrative expenses ...........      16,622       12,870       8,143
                                             -------      -------     -------
 Income (loss) from operations .........      (1,351)       3,039       1,701
 Interest income - net .................          66          124           7
                                             -------      -------     -------
Income (loss) before income taxes ......      (1,285)       3,163       1,708
 Income taxes (Note 2) .................        (523)       1,309         122
                                             -------      -------     -------
 Net income (loss) .....................     $  (762)     $ 1,854     $ 1,586
                                             =======      =======     =======
 Net income (loss) per common and common
     equivalent share ..................     $ (0.16)     $  0.38
                                             =======      =======

 Shares used in computation ............       4,902        4,886
                                             =======      =======

     Pro forma (Note 2):
     Historical income before
         income taxes ..................                              $ 1,708
     Pro forma income taxes ............                                  709
                                                                      -------
 Pro forma net income ..................                              $   999
                                                                      =======


 Pro forma net income per common and
        common equivalent share ........                              $  0.26
                                                                      =======
 Pro forma shares used in computation ..                                3,834
                                                                      =======

                        See notes to financial statements

                             BUSINESS RESOURCE GROUP
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)





                                                              COMMON STOCK       ADDITIONAL
                                                         ----------------------    PAID-IN    RETAINED
                                                           SHARES       AMOUNT     CAPITAL    EARNINGS     TOTAL
                                                         ----------     -------  ----------   --------    ---------
Balances, October 31, 1994 .........................      3,070,224     $    31    $   275    $ 2,990     $  3,296

  Distribution to S Corporation
    shareholders ...................................             --          --         --     (4,162)      (4,162)
  Issuance of common stock (including $67
    recorded as stock compensation) ................         15,244          --         76         --           76
   Initial public offering, net of
    issuance costs of $1,926 .......................      1,725,000          17     10,132         --       10,149
   Issuance of common stock in
    connection with acquisition ....................         10,275          --         75         --           75
  Net income .......................................             --          --         --      1,586        1,586
                                                        -----------     -------    -------    -------     --------
Balances, October 31, 1995..........................      4,820,743          48     10,558        414       11,020

  Employee stock purchase program ..................         38,121           1        127         --          128
  Net income .......................................             --          --         --      1,854        1,854
                                                        -----------     -------    -------    -------     --------

Balances, October 31, 1996..........................      4,858,864          49     10,685      2,268       13,002

  Employee stock purchase program...................         54,848          --        212         --          212
  Net loss .........................................             --          --         --       (762)        (762)
                                                        -----------     -------    -------    -------     --------
Balances, October 31, 1997..........................      4,913,712     $    49    $10,897    $ 1,506     $ 12,452
                                                        ===========     =======    =======    =======     ========







                              See notes to financial statements.

                             BUSINESS RESOURCE GROUP
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  YEAR ENDED OCTOBER 31,
                                                                              -------------------------------
                                                                                1997       1996        1995
                                                                              -------    --------    --------
 Cash flows from operating activities:
   Net income (loss)......................................................    $  (762)   $  1,854    $  1,586
        Adjustments to reconcile to net cash provided
          (used) by operating activities:
             Depreciation and amortization................................        766         455         257
             Loss on disposal of fixed assets.............................         --          --          11
             Stock compensation...........................................         --          --          67
             Deferred income taxes........................................       (292)        (15)       (132)
             Changes in operating assets and liabilities (net of
               effect of acquisitions):
                 Accounts receivable - net................................      2,358      (8,533)     (1,197)
                 Inventory................................................       (424)        (52)        243
                 Prepaids and other current assets........................       (449)       (318)       (374)
                 Accounts payable.........................................     (1,938)      3,583         228
                 Accrued liabilities......................................      1,216         958          81
                                                                              -------    --------    --------
                      Net cash provided (used) by operating activities....        476      (2,068)        770
                                                                              -------    --------    --------

 Cash flows from investing activities:
   Purchase of property and equipment.....................................       (928)     (1,549)       (451)
   Cash paid for acquisitions.............................................         --        (300)       (375)
   Other assets...........................................................        (20)       (101)        (14)
                                                                              -------    --------    --------
                      Net cash used by investing activities...............       (948)     (1,950)       (840)
                                                                              -------    --------    --------
 Cash flows from financing activities:
   Bank overdraft increase (decrease).....................................       (476)       (175)        651
   Repayment of notes payable and capital lease obligations...............         --        (250)       (268)
   Issuance of common stock...............................................        212         128      10,158
   Distributions to shareholders..........................................         --          --      (4,162)
   Borrowings on line of credit - net.....................................         --          --      (1,175)
                                                                              -------    --------    --------
                      Net cash provided (used) by financing activities....       (265)       (297)      5,204
                                                                              -------    --------    --------

 Increase (decrease) in cash and equivalents..............................       (737)     (4,315)      5,134

 Cash and equivalents  balances:
   Beginning of period....................................................      1,011       5,326         192
                                                                              -------    --------    --------
   End of period..........................................................    $   274    $  1,011    $  5,326
                                                                              =======    ========    ========
   Supplemental disclosures of cash flow information -
     cash paid during the period for:
      Interest............................................................    $    --    $     39    $    131
                                                                              =======    ========    ========
   Income taxes                                                               $   470    $  1,250    $    340
                                                                              =======    ========    ========

 Noncash investing and financing transactions:
   Sale of distribution rights for note receivable (Note 10)                  $    --    $    177     $    --
                                                                              =======    ========    ========

 Acquisitions:
   Tangible assets acquired...............................................    $    --    $    333    $    820
   Intangible assets acquired.............................................         --         255         781
   Liabilities assumed....................................................         --        (288)       (801)
   Notes payable issued...................................................         --          --        (350)
   Common stock issued....................................................         --          --         (75)
                                                                              -------    --------    --------
                      Cash paid for acquisitions..........................    $    --    $    300    $    375
                                                                              =======    ========    ========


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

     CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. Management believes the credit risk associated with cash and cash equivalents is minimal. Substantially all of the Company's business activities are located in Northern California, Arizona, Nevada and Texas. The Company performs on-going credit evaluations of its customers and requires deposits for sales on credit when deemed necessary. The Company maintains reserves for estimated discounts and potential credit losses.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair value of amounts have been determined by the Company using available market information and appropriate valuation methodologies. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair values due to the short term nature of these instruments.

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

     OTHER ASSETS - Goodwill and customer list intangibles purchased in acquisitions are included in other assets and are amortized using the straight-line method over estimated useful lives of three to ten years. The Company evaluates the recoverability of goodwill on a quarterly basis based on estimated undiscounted future cash flows. Amortization of intangibles amounted to $167,000, $187,000, and $84,000 in fiscal 1997, 1996 and 1995, respectively.

     REVENUE RECOGNITION - Revenues from workspace product sales and vendor commissions are recognized upon receipt of products by the customer. Service revenues are recognized upon customer acceptance of the project.

     STOCK BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees.

     STOCK COMPENSATION - In connection with the issuance of 15,244 shares of common stock during the year ended October 31, 1995, the Company has recorded the difference between the deemed fair value for accounting purposes and amounts paid by the acquiring shareholders, as specified in the stock purchase agreements, as compensation expense in the periods which services were performed.

     INCOME TAXES - Income taxes are provided for using the asset and liability approach.

     SHAREHOLDER DISTRIBUTIONS - The Company made distributions to its S Corporation shareholders to allow payment of their federal and state income taxes and to distribute previously undistributed S Corporation earnings as of the date the Company terminated its status as an S Corporation.

     NEW ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board issued SFAS No. 123, "Earnings per Share". The Company is required to adopt SFAS 128 in December 1997.

     SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Pro forma amounts for basic and diluted EPS, assuming SFAS 128 had been in effect, are as follows:


                                                             FISCAL YEAR ENDED OCTOBER 31,
                                                             -----------------------------
                                                              1997       1996        1995
                                                             ------      ----        ----
     Net income per share:
     Basic................................................   $(0.16)     $0.38      $0.26
     Diluted..............................................   $(0.16)     $0.38      $0.26

     In June 1997, the Financial Accounting Standards Board adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprises operating segments. It also establishes standards for related disclosures about products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

2.   PRO FORMA NET INCOME AND NET INCOME PER COMMON AND COMMON EQUIVALENT SHARES

     Through June 1995, the Company was not subject to federal and most state income taxes since its shareholders elected that the Company be taxed as an S Corporation pursuant to the Internal Revenue Code. In lieu of corporate income taxes, the shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision for federal income taxes has been included in these financial statements for fiscal 1994 and the portion of fiscal 1995 during which the Company was an S Corporation. Although the S Corporation election is recognized for California income tax purposes, the State of California requires S Corporations to pay a tax of 1.5% of taxable income. Effective June 1995, in conjunction with the Company's initial public offering of its common stock, the Company's status as an S Corporation was terminated and the Company became subject to federal and state income taxes.

     The pro forma information presented on the statements of income and in the Selected Quarterly Data (Unaudited) in Note 15 reflect a provision for income taxes at an effective rate of 41% for fiscal 1995. Pro forma financial information is provided to show what the significant effects on the historical financial information might have been had the Company been treated as a C Corporation for income tax purposes prior to June 1995.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                  1997       1996
                                                -------    -------
Computer equipment ......................         2,251    $ 1,596
Office furniture and equipment ..........         1,177        935
 Leasehold improvement ..................           146        115
                                                -------    -------
                                                  3,574      2,646
Accumulated depreciation and amortization        (1,228)      (629)
                                                -------    -------
Total property and equipment - net ......       $ 2,346    $ 2,017
                                                =======    =======

4.   LINE OF CREDIT

     The Company has a $15,000,000 revolving line of credit with a bank, which expires in August 1999. The line bears interest at prime (8.50% at October 31, 1997) and is collateralized by substantially all of the Company's assets. Among other conditions and restrictions, the Company has agreed to certain financial covenants including maintenance of (1) a current ratio of at least 1.00 to 1; (2) total debt to tangible net worth ratio, as defined, of no more than 1.25 to 1; (3) net worth, as defined, of at least $11,750,000; and (4) a cash flow coverage ratio, as defined, of not less than 1.5 to 1; and (5) profitability in the current year and no loss in consecutive quarters. In addition, the Company is prohibited from paying dividends on its common stock without prior approval of the lender. At October 31, 1997, the Company received waivers from the bank for covenants with which they were not in compliance.

5. ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                                         OCTOBER 31,
                                                                      -----------------
                                                                       1997       1996
                                                                      ------    -------
     Accrued commissions payable:
        Shareholders......................................            $  179    $   515
        Others............................................               333        758
     Sales taxes payable..................................               546        693
     Customer deposits....................................             2,201        327
     Other accrued liabilities............................               998        727
                                                                      ------    -------
     Total accrued liabilities...........................             $4,236    $ 3,020
                                                                      ======    =======

6.   NOTES PAYABLE AND LEASE OBLIGATIONS

     As of October 31, 1996, the cost of equipment acquired under capital leases was $70,000 and accumulated amortization was $61,000. The capital leases expired during the year ended October 31, 1997. The Company also leases operating facilities under noncancelable operating leases which contain various renewal options. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):


     YEARS ENDING
      OCTOBER 31,
     ------------
        1998...............................................   $  999
        1999...............................................      936
        2000...............................................      936
        2001...............................................      936
        2002...............................................      724
                                                              ------
     Total future minimum payments.........................   $4,531
                                                              ======

     Total rent expense for the years ended October 31, 1997, 1996 and 1995 under operating leases was approximately $803,000, $636,000 and $324,000, respectively.

7.   EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan which covers substantially all full-time employees. The plan operates on a calendar year. All eligible employees are permitted to make tax deferred contributions of up to 20% of their annual compensation, subject to certain Internal Revenue Service limitations. The Company provides matching contributions of 25% of employees' contributions (up to 6% of employees' cash compensation). Employee contributions and earnings thereon are vested immediately; Company contributions vest over five years. In fiscal 1997, 1996 and 1995, the Company contributed $93,000, $71,000 and $22,000 to the plan.

8.   INCOME TAXES

     The provision for income taxes consisted of the following (in thousands):


                                                              YEAR ENDED OCTOBER 31,
                                                          -------    -------    -------
                                                            1997       1996       1995
                                                          -------    -------    -------
     Current:
        Federal....................................       $  (229)   $ 1,043    $   183
        State......................................            (2)       281         71
                                                          -------    -------    -------
                                                             (231)     1,324        254
                                                          -------    -------    -------
     Deferred:
        Federal....................................          (207)       (25)      (106)
        State......................................           (85)        10        (26)
                                                          -------    -------    -------
                                                             (292)       (15)      (132)
                                                          -------    -------    -------
     Total.........................................       $  (523)   $ 1,309    $   122
                                                          =======    =======    =======


     The pro forma provision for income taxes for the year ended October 31, 1995 consists of the following:


     Current:
        Federal..............................................       $  618
        State................................................          191
                                                                    ------
                                                                       809
                                                                    ------
     Deferred:
        Federal..............................................          (75)
        State................................................          (25)
                                                                    ------
                                                                      (100)
                                                                    ------
     Total pro forma.........................................       $  709
                                                                    ======

     The components of the actual deferred tax assets and liabilities at October 31, 1997 and 1996 were as follows (in thousands):

                                                                      OCTOBER 31,
                                                                    --------------
                                                                     1997    1996
                                                                    -----   ------
     Deferred tax assets:
        Accruals recognized in different periods for tax
          purposes...............................................   $ 477   $  274
        Amortization of intangibles..............................     138       46
          Deferred tax liabilities - accelerated depreciation....    (176)    (173)
                                                                    -----   ------
         Net deferred tax assets ................................   $ 439   $  147
                                                                    =====   ======

     Current deferred income tax assets of $514,000 and $274,000 at October 31, 1997 and 1996, respectively, are included in prepaids and other current assets.

     The provision for income taxes for the year ended October 31, 1996 and the pro forma provision for income taxes for the fiscal years ended October 31, 1995 and 1994, differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:


                                                              YEAR ENDED OCTOBER 31,
                                                          ----------------------------
                                                            1997      1996       1995
                                                          -------    -------    ------

     Tax computed at federal statutory rate............    (35.0)%     35.0%      35.0%
     State income taxes, net of federal effect.........     (6.1)       6.1        6.1
     Other.............................................     (0.4)       0.3        0.4
                                                          ------      -----      -----
     Effective income tax rate.........................    (40.7)%     41.4%      41.5%
                                                          ======      =====      =====

9.   RELATED PARTY TRANSACTIONS

     The Company purchased products from a vendor (affiliate) during fiscal 1995. This affiliate was owned by certain shareholders of the Company. Purchases from affiliate were $277,000 in fiscal 1995. There were no accounts payable to the affiliate as of October 31, 1997, 1996 and 1995, respectively. The assets of the affiliate were acquired by the Company in April 1995 for $95,000 and no further purchases were made from the affiliate following the acquisition.

     In fiscal 1994, the Company entered into a direct sales representative agreement for certain vendor products within a specified territory. In June 1995, an officer of the vendor was elected to the Board of Directors of the Company. In the year ended October 31, 1996, the Company purchased $1.0 million of product and earned $224,000 in commissions from the vendor. In the year ended October 31, 1995, the Company purchased $2.7 million of product and earned $245,000 in commissions from the vendor. At October 31, 1996, the Company had no accounts receivable due from the vendor. In July 1996, the Company entered into an agreement with the vendor to relinquish its exclusive distribution rights, in exchange for a $177,000 note receivable, payable to the Company over twelve months, bearing interest at 4.625%. The note has been paid in full as of October 31, 1997.

10.  MAJOR CUSTOMERS AND VENDORS

     Two customers represented 30% and 5%, 37% and 5%, and 18% and 18% of net revenues for the years ended October 31, 1997, 1996 and 1995, respectively.

     Two vendors represented 24% and 7%, 35% and 7%, and 13% and 7% of total purchases for the years ended October 31, 1997, 1996 and 1995, respectively.

11.  WARRANTS

     The Company issued warrants in fiscal year 1995 to purchase 110,000 shares of common stock, at an exercise price per share of 120% of the initial offering price ($8.40 per share), to the underwriters who managed the initial public offering of the Company's common stock. The warrants are exercisable over a period of five years beginning from the date of the initial public offering (June 1995). The Company also issued a warrant in fiscal 1997 to purchase 60,000 shares of common stock, at an exercise price per share of $5.50 per share, to an advisor. Such warrant is exercisable at any time from April 1997 until it expires in April 2002. As of October 31, 1997, no warrants have been exercised.

12.  STOCK PLANS

     At October 31, 1997, the Company had two stock-based compensation plans (described below). Business Resource Group uses the intrinsic method in accordance with APB 25 to account for its plans. Accordingly, no compensation cost has been recognized for its stock purchase plan. Compensation cost applicable to the Company's fixed stock plans was immaterial for each of the three years presented. Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Accounting Standard No. 123 ("FAS 123"), which requires that the information be determined as if BRG had used the fair value method to account for its stock-based compensation awards granted subsequent to October 31, 1995. Had compensation cost for the Company stock-based compensation awards been determined at the grant date (subsequent to October 31, 1995) using the fair value method in accordance with FAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below.

     For purposes of calculating such pro forma amounts, the fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following weighted average assumptions were used for grants in fiscal 1996 and 1997: risk-free interest rates of
     6.0 percent, and expected option life of 1.0 years beyond each respective vesting period, expected volatility of 88% and dividend yield of zero.

     The Black-Scholes model used by the Company to calculate option values for purposes of this note, as well as other currently accepted option valuation models (as called for in accordance with FAS 123), were developed to estimate the fair value of stock options that are freely tradable and fully transferable and that have no vesting restrictions. These models also require highly subjective assumptions, including future stock price volatility and expected term until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable measure of the fair value of the Company's option awards.


                                                            1997         1996
                                                          -------      ------
                                                          (in thousands, except
                                                              per share data)
               Net income / (loss)
                 As reported                              $  (762)     $1,854
                 Pro forma (1)                            $(1,241)     $1,536
               Net income / (loss) per share:
                 As reported                                (0.16)       0.38
                 Pro forma (1)                              (0.25)       0.31


     1995 Stock Option Plan

     During fiscal 1997, the Company increased the number of shares of common stock reserved for issuance under the 1995 Stock Option Plan (the 1995
     Plan) from 1,200,000 to 1,700,000. The 1995

     Plan provides for the granting of incentive stock options at an exercise price of not less than 100% of fair market value on the date of the grant and nonstatutory stock options at not less than 85% of the fair market value on the date of the grant. Stock options granted under the 1995 Plan for new employees generally become exercisable at the rate of 1/8 of the total shares granted six months after the date of the grant and 1/48 of the total number of shares granted each month thereafter. Generally, stock options granted for existing employees become exercisable at a rate of 1/48 of the toal shares granted each month after the date of the grant.

     Directors' Stock Option Plan

     A total of 175,000 shares of common stock have been reserved for issuance under the 1995 Directors' Stock Option Plan (the Directors' Plan). The Directors' Plan provides for an initial grant of nonstatutory stock options to all nonemployee directors of the Company on the date on which they join the Board and automatic annual grants of nonstatutory stock options issued on the first day of each fiscal year to all nonemployee directors of the Company who have served at least three months as of such grant date. Options are granted under the Directors' Plan at an exercise price equal to the fair market value on the grant date. Initial grants become exercisable ratably over four years and automatic grants become exercisable four years after the grants.

     Additional information relative to the Company's fixed stock option plans is as follows:


                                       1997                        1996                      1995
                             ----------------------------------------------------------------------------------
                                             Weighted                   Weighted                   Weighted
                              Options         Average       Options      Average       Options      Average
                              -------     Exercise Price    -------   Exercise Price   -------   Exercise Price
                                          --------------              --------------             --------------
Outstanding - beginning
   of year                    865,844        $   5.12       546,805     $   5.98            --          --
   Granted                    295,742        $   4.24       475,250     $   4.24       569,000    $   5.98
   Exercised                  (34,051)       $   4.00            --           --            --         --
   Cancelled                 (389,672)       $   5.43      (156,211)    $   5.47       (22,195)   $   5.92
Outstanding - end of year     737,863        $   4.65       865,844     $   5.12       546,805    $   5.98
Exercisable at end of year    243,315        $   4.89       249,732     $   5.57        82,859    $   6.03


     Weighted-average fair value of options granted during the year was $3.06 per share in 1997 and $3.07 per share in 1996.

               Outstanding and Exercisable By Price Range as of October 31, 1997

                                    Options Outstanding                                     Options Exercisable
                           ----------------------------------------------------------------------------------------------
                               Number          Weighted-Average        Weighted             Number            Weighted
       Range of            Outstanding As of       Remaining            Average        Exercisable As of       Average
   Exercise Prices          October 31, 1997    Contractual Life     Exercise Price    October 31, 1997    Exercise Price
   ---------------         -----------------   -----------------     --------------    -----------------   --------------
 $  3.010 -- $ 5.000           510,509                4.2               $ 4.088            145,129             $ 4.033
 $  5.010 -- $10.000           227,354                6.0               $ 5.916             98,185             $ 6.146
 -------------------           -------                ---               -------            -------             -------
 $  3.010 -- $10.000           737,863                4.8               $ 4.651            243,315             $ 4.885

     Employee Stock Purchase Plan

     A total of 200,000 shares of common stock have been reserved for issuance under the 1995 Employee Stock Purchase Plan. Eligible employees may purchase common stock through payroll deductions of up to 10% of their compensation at a purchase price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of each six-month offering period. There were 54,848 and 38,121 shares issued under the Employee Stock Purchase Plan in fiscal 1997 and 1996, respectively.

13.  ACQUISITIONS

     In January 1996, the Company acquired, in a purchase transaction, certain assets and assumed certain liabilities of Corporate Source for a purchase price of $300,000 in cash. The acquisition agreement also provides for the payment of certain cash amounts if specific performance milestones are met. Corporate Source provided workspace products and services in Texas.

     In September 1995, the Company acquired, in a purchase transaction, certain assets and assumed certain liabilities of RST & Associates (RST) for a purchase price of $400,000 including $225,000 paid in cash, 10,275 shares of common stock (valued at $75,000), and two contingent payments of $100,000 each coupled to specific performance milestones, due in the first fiscal quarter of 1997 and 1998, if earned. No payment was made in fiscal 1997. RST provided workspace products and services in the southwestern United States.

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

     In April 1995, the Company acquired, in a purchase transaction, the net assets of RPS (see Note 9) for a note payable in the amount of $95,000, which was paid in full during fiscal 1995.

     Results of operations include those operations relating to the acquired companies' assets and liabilities from the date of acquisition. In connection with these acquisitions, the Company recorded intangible assets consisting primarily of goodwill and customer lists, totaling $278,000 for Landmark, $85,000 for RPS, $416,000 for RST and $335,000 for Corporate Source which will be amortized over periods ranging from three to 10 years.

     Had these acquisitions taken place at the beginning of fiscal 1996 and 1995, unaudited pro forma net revenues would have been approximately $79.3 million and $44.5 million, respectively, and pro forma net income and net income per common and common equivalent share would not have changed significantly.

14.  SELECTED QUARTERLY DATA (UNAUDITED)

     The following presents unaudited quarterly operating results for fiscal years ended October 31, 1997 and 1996:

     (In thousands, except per share data)

                                                     JANUARY 31,   APRIL 30,    JULY 31,  OCTOBER 31,
     FISCAL 1997                                     ----------- -----------  ----------  -----------
        Net revenues..............................   $  22,312   $  22,526    $  12,884     $  14,979
        Gross profit..............................       4,749       4,922        2,487         3,113
        Net income (loss) ........................         509         534       (1,001)         (804)

        Net income (loss) per common
         and common equivalent share .............   $     .10   $     .11    $    (.20)    $    (.16)

     FISCAL 1996
        Net revenues..............................   $  14,503   $  20,640    $  21,340     $  21,797
        Gross profit..............................       3,068       3,852        4,299         4,690
        Net income   .............................         406         527          419           502
        Net income per common and
         common equivalent share .................   $     .08   $     .11    $     .09     $     .10


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

        Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held March 2, 1998 and the information included therein is incorporated herein by reference.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to directors of the Company is incorporated by reference from the information under the caption "Election of Directors--Nominees" in the Registrant's Proxy Statement.

        The executive officers of the Company, and their ages as of October 31, 1997, are as follows:

     NAME                 AGE                 POSITION
     ----                 ---                 --------

John W. Peth               49           President, Chief Executive Officer,
                                        Chief Financial Officer and Director
Brian D. McNay             41           Executive Vice President of Sales and
                                        Director
Jeffrey Tuttle             40           Executive Vice President of Marketing
                                         and Director


     Mr. Peth has served as President, Chief Executive Officer and Chief Financial Officer since December 1997 and as a director of the Company since April 1995. From July 1997 to December 1997, Mr. Peth was a consultant to the Company. From June 1996 to March 1997, Mr. Peth served as Acting President and Chief Executive Officer of Tab Products Co. ("TAB"), an office filing and furniture systems manufacturer and distributor. From April 1991 until June 1997, Mr. Peth served as Executive Vice President and Chief Operating Officer of TAB. From August 1984 to April 1991, Mr. Peth served as the managing partner of the San Jose office of Deloitte & Touche LLP and one of its predecessor accounting firms. Mr. Peth is also a director of Aspect Telecommunications, Inc., a manufacturer of call transaction processing systems. Mr. Peth received his BA degree in Economics in 1970 from the University of Califonia at Santa Barbara, and an MBA from the University of California at Los Angeles in 1972.

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

        (2)    FINANCIAL STATEMENT SCHEDULE

               Schedule II - Valuation and Qualifying Accounts (see page 45).

        (3)    EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

Exhibit
Number                             Description
-------                            -----------

  3.1    Amended and Restated Articles of Incorporation of Registrant. (1)

  3.2    Bylaws of Registrant. (1)

  4.1    Buy and Sell Agreement dated October 31, 1987, as amended on March 15,
         1988, August 17, 1994, October 27, 1994 and April 22, 1995 among the
         Registrant, Brian McNay, Charles Winter, Jeffrey Tuttle, Alison Lazarus and Jeffrey Bernstein. (1)

  10.1 1995 Stock Option Plan, as amended and forms of agreements thereunder. (2)

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

  10.10  Commercial Security Agreement dated March 15, 1988, as amended on
         February 25, 1993, between the Registrant and Silicon Valley Bank. (1)

  10.11 Direct Sales Representative Agreement dated October 5, 1994 between the Registrant and TAB Products Co. (1)

  10.12  Letter Agreement dated April 28, 1995 between the Registrant and
         Landmark Pacific Group, Inc. (1)

  10.13  Letter Agreement dated April 30, 1995 between the Registrant and
         Refurbished Panel Systems. (1)

  10.14  Asset Purchase Agreement dated September 27, 1995 between the
         Registrant and RST & Associates, Inc. (4)

  10.15 Assignment and Assumption of Lease between RST & Associates, Inc. and the Registrant dated September 1, 1995 with respect to premises at 2010
         East University, Tempe, Arizona. (4)

  10.16 Assignment and Assumption of Lease between RST & Associates Inc. and the Registrant dated September 27, 1995 with respect to premises at 3957 East Speedway, Tucson, Arizona. (4)

  10.17 Assignment and Assumption of Lease between RST & Associates Inc. and the Registrant dated September 27, 1995 with respect to premises at 5140 South Rogers, Las Vegas, Nevada. (4)

  10.18  Purchase Agreement between Cisco Systems, Inc., Teknion, Inc., Teknion
         International and the Registrant effective as of September 1, 1995.
         (4)

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

  10.24  Vehicle Lease Service Agreement between the Company and Penske Truck
         Leasing Co., L.P., dated January 23, 1996. (3)

  10.25  Master Lease Agreement between the Registrant and Southwestern Bell
         Telephone Company Inc., dated May 2, 1996 for facilities located at 105
         Auditorium Circle, San Antonio, Texas 78209. (5)

  10.26  Third Amendment to Lease between the Registrant and Wells Fargo Bank,
         NA, dated August 5, 1996 with respect to premises at 2150 N. First
         Street, San Jose, CA 95131. (5)

  10.27 Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated July 3, 1996. (5)

  10.28  Master Lease Agreement between the Registrant and Centennial Plaza,
         LLC, dated October 4, 1996 for facilities located at Centennial Airport
         Plaza Building, 12200 E. Briarwood Avenue, Suite 199, Englewood,
         Colorado 80112. (4)

  10.29  Master Lease Agreement between the Registrant and Amberjack Ltd., dated
         December 16, 1996 for facilities located at 1515 E. Missouri, Phoenix,
         AZ 85014. (4)

  10.30  Common Stock Purchase Warrant Agreement between the Company and
         Gateway Advisors dated April 21, 1997. (6)

  10.31  Revolving Credit Loan and Security Agreement between the Company and
         Comerica Bank dated August 8, 1997. (7)

  10.32  Severance and Mutual Release Agreement between the Company and
         Charles J. Winter dated December 17, 1997. (2)

  11.1   Computation of Pro Forma Net Income Per Common and Common
         Equivalent Share (see page 46). (2)

  23.1   Independent Auditor's Consent. (2)

  24.1   Power of Attorney (see page 44). (2)

(b)        Reports on Form 8-K:

           None

-----------------
(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-46527), which became effective on June 27, 1995.

(2)     Filed herewith.

(3) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Registrant's Form 10-Q dated March 14, 1996.

(4) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits," of the Registrant's Form 10-K dated January 22, 1996.

(5) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Registrant's Form 10-Q dated September 13, 1996.

(6) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Registrant's Form 10-Q dated June 13, 1997.

(7) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Registrant's
        Form 10-Q dated September 13, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BUSINESS RESOURCE GROUP

Date:  January 26, 1998             By: /s/ John W. Peth
                                       -------------------------
                                       John W. Peth
                                       President, Chief Executive Officer, Chief
                                       Financial Officer and Director



                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Peth and Jeffrey Tuttle, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

           Signature                                Title                      Date
           ---------                                -----                      ----

/s/ John W. Peth                        President, Chief Executive       January 26, 1998
-----------------------------------     Officer, Chief Financial
(John W. Peth)                          Officer and Director


/s/ Brian D. McNay                      Executive Vice President of      January 26, 1998
-----------------------------------     Sales and Director
(Brian D. McNay)


/s/ Jeffrey Tuttle                      Executive Vice President of      January 26, 1998
-----------------------------------     Marketing, Secretary and
(Jeffrey Tuttle)                        Director


/s/ Charles J. Winter                   Director                         January 26, 1998
-----------------------------------
(Charles J. Winter)


/s/ Harry S. Robbins                    Director                         January 26, 1998
-----------------------------------
(Harry S. Robbins)


/s/ Jack A. Bradley                     Director                         January 26, 1998
-----------------------------------
(Jack A. Bradley)


                             BUSINESS RESOURCE GROUP

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS )


                                             ADDITIONS
                                       -----------------------
                           BALANCE AT  CHARGED TO   CHARGED TO               BALANCE AT
                           BEGINNING   COSTS AND      OTHER                    END OF
     DESCRIPTION           OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS    PERIOD
     -----------           ----------  ----------   ----------   ----------  ----------

Allowance for
   doubtful accounts:

   Fiscal 1995............     50          --           75(1)        --          125
   Fiscal 1996............    125          --           --          (68)(2)       57
   Fiscal 1997............     57          33           --           --           90

-----------------

(1) Purchase business combination.
(2) Charge off of accounts, net of recoveries.

                                 EXHIBIT INDEX

Exhibit
Number                             Description                                             Page No.
-------                            -----------                                             --------

  3.1    Amended and Restated Articles of Incorporation of Registrant. (1)

  3.2    Bylaws of Registrant. (1)

  4.1    Buy and Sell Agreement dated October 31, 1987, as amended on March 15,
         1988, August 17, 1994, October 27, 1994 and April 22, 1995 among the
         Registrant, Brian McNay, Charles Winter, Jeffrey Tuttle, Alison Lazarus and Jeffrey Bernstein. (1)

  10.1 1995 Stock Option Plan, as amended and forms of agreements thereunder. (2)

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

  10.10  Commercial Security Agreement dated March 15, 1988, as amended on
         February 25, 1993, between the Registrant and Silicon Valley Bank. (1)

  10.11 Direct Sales Representative Agreement dated October 5, 1994 between the Registrant and TAB Products Co. (1)

  10.12  Letter Agreement dated April 28, 1995 between the Registrant and
         Landmark Pacific Group, Inc. (1)

  10.13  Letter Agreement dated April 30, 1995 between the Registrant and
         Refurbished Panel Systems. (1)

  10.14  Asset Purchase Agreement dated September 27, 1995 between the
         Registrant and RST & Associates, Inc. (4)

  10.15 Assignment and Assumption of Lease between RST & Associates, Inc. and the Registrant dated September 1, 1995 with respect to premises at 2010
         East University, Tempe, Arizona. (4)

  10.16 Assignment and Assumption of Lease between RST & Associates Inc. and the Registrant dated September 27, 1995 with respect to premises at 3957 East Speedway, Tucson, Arizona. (4)

  10.17 Assignment and Assumption of Lease between RST & Associates Inc. and the Registrant dated September 27, 1995 with respect to premises at 5140 South Rogers, Las Vegas, Nevada. (4)

  10.18  Purchase Agreement between Cisco Systems, Inc., Teknion, Inc., Teknion
         International and the Registrant effective as of September 1, 1995.
         (4)

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

  10.24  Vehicle Lease Service Agreement between the Company and Penske Truck
         Leasing Co., L.P., dated January 23, 1996. (3)

  10.25  Master Lease Agreement between the Registrant and Southwestern Bell
         Telephone Company Inc., dated May 2, 1996 for facilities located at 105
         Auditorium Circle, San Antonio, Texas 78209. (5)

  10.26  Third Amendment to Lease between the Registrant and Wells Fargo Bank,
         NA, dated August 5, 1996 with respect to premises at 2150 N. First
         Street, San Jose, CA 95131. (5)

  10.27 Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated July 3, 1996. (5)

  10.28  Master Lease Agreement between the Registrant and Centennial Plaza,
         LLC, dated October 4, 1996 for facilities located at Centennial Airport
         Plaza Building, 12200 E. Briarwood Avenue, Suite 199, Englewood,
         Colorado 80112. (4)

  10.29  Master Lease Agreement between the Registrant and Amberjack Ltd., dated
         December 16, 1996 for facilities located at 1515 E. Missouri, Phoenix,
         AZ 85014. (4)

  10.30  Common Stock Purchase Warrant Agreement between the Company and
         Gateway Advisors dated April 21, 1997. (6)

  10.31  Revolving Credit Loan and Security Agreement between the Company and
         Comerica Bank dated August 8, 1997. (7)

  10.32  Severance and Mutual Release Agreement between the Company and
         Charles J. Winter dated December 17, 1997. (2)

  11.1   Computation of Pro Forma Net Income Per Common and Common
         Equivalent Share (see page 46). (2)

  23.1   Independent Auditor's Consent. (2)

  24.1   Power of Attorney (see page 44). (2)


(b)        Reports on Form 8-K:

           None

-----------------
(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-46527), which became effective on June 27, 1995.

(2)     Filed herewith.

(3) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Registrant's Form 10-Q dated March 14, 1996.

(4) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits," of the Registrant's Form 10-K dated January 22, 1996.

(5) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Registrant's Form 10-Q dated September 13, 1996.

(6) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Registrant's Form 10-Q dated June 13, 1997.

(7) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Registrant's
        Form 10-Q dated September 13, 1997.