Form 10-Q
period 1998-01-31
BUSINESS RESOURCE GROUP
filed 1998-03-17
CIK 945028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    -----------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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

                           X   Yes                       No
                         -----                     -----

At January 31, 1998 there were 4,918,514 shares of the Registrant's Common Stock outstanding.

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

Item 1:  Condensed Financial Statements

         Condensed Balance Sheets as of
         January 31, 1998 and October 31, 1997 ........................     3

         Condensed Statements of Income for the Three
         Months ended January 31, 1998
         and 1997 .....................................................     4

         Condensed Statements of Cash Flows for the
         Three Months ended January 31, 1998 and 1997 .................     5

         Notes to Condensed Financial Statements ......................     6

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Introduction .................................................     7

         Results of Operations ........................................     7

         Financial Condition ..........................................     8

Item 3:  Quantitative and Qualitative Disclosures
         about Market Risks ...........................................     9

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings ............................................     9

Item 2:  Changes in Securities ........................................     9

Item 3:  Defaults Upon Senior Securities ..............................     9

Item 4:  Submission of Matters to a Vote of
         Security Holders .............................................     9

Item 5:  Other Information ............................................     9

Item 6:  Exhibits and Reports on Form 8-K .............................     9


SIGNATURES.............................................................    10

PART I - FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

                             BUSINESS RESOURCE GROUP

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                          JANUARY 31,  OCTOBER 31,
                                                             1998         1997
                                                          -----------  -----------
                                                          (UNAUDITED)

                                     ASSETS

Current assets:
   Cash and equivalents ..............................      $    --      $   274
   Accounts receivable, net ..........................       13,834       13,764
   Inventory .........................................        2,348        1,398
   Prepaids and other current assets .................        2,169        2,076
                                                            -------      -------
      Total current assets ...........................       18,351       17,512

Property and equipment, net ..........................        2,353        2,346
Other assets .........................................          863          902
                                                            -------      -------
                                                            $21,567      $20,760
                                                            =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank overdraft ....................................      $   295      $    --
   Accounts payable ..................................        4,190        3,997
   Accrued liabilities ...............................        4,232        4,236
   Income taxes payable ..............................           95           --
                                                            -------      -------
      Total current liabilities ......................        8,812        8,233

Deferred income tax liability ........................           75           75

Shareholders' equity:
   Preferred stock ...................................           --           --
   Common stock ......................................           49           49
   Additional paid-in capital ........................       10,988       10,897
   Retained earnings .................................        1,643        1,506
                                                            -------      -------
      Total shareholders' equity .....................       12,680       12,452
                                                            -------      -------
                                                            $21,567      $20,760
                                                            =======      =======


Note: The balance sheet at October 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements

                             BUSINESS RESOURCE GROUP

                         CONDENSED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                               JANUARY 31,
                                                        ------------------------
                                                          1998            1997
                                                        --------        --------
Net revenues:
    Workspace products ..........................       $ 15,293        $ 18,448
    Workspace services ..........................          2,966           3,813
    Vendor commissions ..........................             24              51
                                                        --------        --------
        Total net revenues ......................         18,283          22,312
                                                        --------        --------

Cost of net revenues:
    Workspace products ..........................         12,216          14,830
    Workspace services ..........................          2,268           2,733
                                                        --------        --------
        Total cost of net revenues ..............         14,484          17,563
                                                        --------        --------

Gross profit ....................................          3,799           4,749
Selling, general and administrative expenses ....          3,558           3,904
                                                        --------        --------
Income from operations ..........................            241             845
Net interest income/(expense) ...................             (9)             23
                                                        --------        --------

Earnings before income taxes ....................            232             868
Income taxes ....................................             95             359
                                                        --------        --------
Net earnings ....................................       $    137        $    509
                                                        ========        ========

Net earnings per share:
    Basic .......................................       $    .03        $   0.10
                                                        ========        ========

    Diluted .....................................       $    .03        $   0.10
                                                        ========        ========








                   See notes to condensed financial statements

                             BUSINESS RESOURCE GROUP

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 JANUARY 31,
                                                                            ---------------------
                                                                             1998          1997
                                                                            -------       -------
OPERATING ACTIVITIES:
  Net earnings .......................................................      $   137       $   509
    Adjustments to reconcile to net cash used by operating activities:
      Depreciation and amortization ..................................          165           162
      Warrants issued for services ...................................           91            --
      Changes in operating assets and liabilities:
        Accounts receivable ..........................................          (70)       (1,046)
        Inventory ....................................................         (950)          125
        Prepaids and other current assets ............................          (93)           23

        Accounts payable .............................................          193        (1,011)
        Accrued liabilities ..........................................           (4)          160
        Income taxes payable .........................................           95            20
                                                                            -------       -------
                Net cash used by operating activities ................         (436)       (1,058)
                                                                            -------       -------

INVESTING ACTIVITIES:
  Purchase of property and equipment .................................         (130)         (445)
  Other assets .......................................................           (3)          (20)
                                                                            -------       -------
        Net cash used  by investing activities .......................         (133)         (465)
                                                                            -------       -------

FINANCING ACTIVITIES:
  Bank overdraft .....................................................          295           536
  Repayment of notes payable and capital lease obligations ...........           --           (51)
  Issuance of common stock ...........................................           --            48
                                                                            -------       -------
         Net cash provided by financing activities ...................          295           533
                                                                            -------       -------
Net decrease in cash and equivalents .................................         (274)         (996)

CASH AND EQUIVALENTS  BALANCES:
  Beginning of period ................................................          274         1,011
                                                                            -------       -------
  End of period ......................................................      $    --       $    15
                                                                            =======       =======

Supplemental disclosures of cash flow information
  Cash paid during the period for:
  Interest ...........................................................      $    --       $     1
                                                                            =======       =======
  Income taxes .......................................................      $    --       $   340
                                                                            =======       =======







                       See notes to financial statements.

                             BUSINESS RESOURCE GROUP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

       The financial information as of January 31, 1998 and for the three month period ended January 31, 1998 and 1997 is unaudited. In the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of such periods. The accompanying condensed financial statements should be read together with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles.


NOTE 2.  RECENTLY ISSUED ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS128). The Company has adopted SFAS 128 in the first quarter of fiscal 1998 and has restated earnings per share (EPS) data for prior periods to conform with SFAS 128.

     SFAS 128 replaces previous EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                                                        THREE MONTHS ENDED
                                                            JANUARY 31,
                                                        ------------------
                                                         1998        1997
                                                        ------      ------
                                                          (IN THOUSANDS)
    Net earnings..................................      $  137      $  509
                                                        ======      ======
    Weighted average common shares outstanding ...       4,914       4,863

    Common equivalent shares:
       Stock options..............................          16          43
                                                        ------      ------
    Total common stock and common
       stock equivalents..........................       4,930       4,906
                                                        ======      ======

Options to purchase 298,202 and 279,613 shares of common stock were outstanding during the first quarter of fiscal 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION:

        The matters discussed herein include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Such forward-looking statements include, without limitation, statements relating to the Company's future revenue, gross margins, operating expenses, management's plans and objectives for the Company's future operations and the sufficiency of financial resources to support future operations and expenditures. Factors that could cause actual results to differ materially include, but are not limited to, the timely availability, delivery and acceptance of new products and services, the continued strength of sales to Cisco Systems, Inc. (one of the Company's principal customers), the impact of competitive products and pricing, the management of growth and acquisitions, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Additionally, the results of operations for the three month period ended January 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        References made in this Quarterly Report on Form 10-Q to the "Company" or the "Registrant" refer to Business Resource Group.

RESULTS OF OPERATIONS:

        NET REVENUES were $18.3 million for the three months ended January 31, 1998, a decrease of $4.0 million from the $22.3 million reported for the three months ended January 31, 1997. This overall decline in revenues was primarily attributable to timing differences in quarter over quarter project business with several large customers, which affected both workspace products and services revenues. The Company continues to maintain an excellent working relationship with these customers.

        GROSS PROFIT decreased to $3.8 million during the first quarter of fiscal 1998 from $4.7 million during the same period of fiscal 1997, a $900,000 decrease, while decreasing as a percentage of net revenues to 20.8% during the first quarter of fiscal 1998 from 21.3% during the same quarter of fiscal 1997. The decline of $900,000 in gross profit was primarily the result of lower revenues in the quarter. The decline as a percent of revenue was attributable to lower workspace services gross profit primarily due to lower absorption of overhead costs during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997.

        SELLING, GENERAL AND ADMINISTRATIVE expenses decreased $300,000, or 9%, to $3.6 million from $3.9 million for the same period of the prior year. As a percentage of net revenue, expenses increased to 19.5% in the first quarter of fiscal 1998 from 17.5% in the first quarter of fiscal 1997. The decrease in spending was primarily attributable to lower levels of sales compensation costs due to lower revenues. The increase as a percentage of net revenue was attributable to lower revenues in the first quarter of fiscal 1998 as compared to fiscal 1997.

        INTEREST EXPENSE, net of interest income and the Company's other expenses, was $9,000 for the three months ended January 31, 1998 as compared to $23,000 for the same period of fiscal 1997. This decrease was due to lower average cash balances during the quarter.

FINANCIAL CONDITION:

        Working capital at January 31, 1998 was $9.5 million, up slightly from $9.3 million at October 31, 1997. The current ratio of 2.1 as of January 31, 1998 was equal to the current ratio reported as of January 31, 1997. At January 31, 1998 the Company had a bank overdraft of $295,000 as compared to cash and equivalents of $274,000 reported January 31, 1997 primarily due to higher inventories at January 31, 1998. Inventory at January 31, 1998 was $2.3 million, an increase of $900,000 from the $1.4 million reported at January 31, 1997. The increase in inventory was primarily due to inventory in transit at the end of the quarter from suppliers pending delivery to customers.

        Investments in property and equipment, which were primarily related to management information systems hardware, were $130,000 in the three months ended January 31, 1998.

        The Company has a $15.0 million credit facility with a bank which expires on August 8, 1999 with an option on an additional $1.0 million term loan. As of January 31, 1998 the Company had no bank borrowings under the existing credit facility. The Company maintains an irrevocable stand-by letter of credit in the amount of $3.0 million with a major vendor.

        The Company believes existing cash, together with cash generated from operations and the Company's available borrowing capacity will provide sufficient funds to meet the Company's anticipated working capital requirements for the foreseeable future.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Not applicable

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

        The Company is not currently subject to any significant legal proceedings. The Company may from time to time be a party to various legal proceedings arising in the normal course of its business. These actions could include product liability, employee related issues and disputes with vendors or customers.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5:  OTHER INFORMATION

        Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibit 3.2: Amended and restated bylaws of Registrant

             Exhibit 10.33: Stand by Letter of Credit with Comerica Bank

             Exhibit 10.34: Amended Stand by Letter of Credit with Comerica Bank

             Exhibit 10.35: Collateral Security Agreement with Teknion, Inc.

             Exhibit 27: Financial data schedule

        (b)  Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BUSINESS RESOURCE GROUP
                                       -------------------------------------
                                            Registrant





Date:  3/11/98                         /s/ John M. Palmer
       ---------------                 -------------------------------------
                                       John M. Palmer
                                       Vice President and Chief
                                       Financial Officer

                                  EXHIBIT INDEX

Exhibits
--------
Exhibit 3.2:    Amended and restated bylaws of Registrant

Exhibit 10.33:  Stand by Letter of Credit with Comerica Bank

Exhibit 10.34:  Amended Stand by Letter of Credit with Comerica Bank

Exhibit 10.35:  Collateral Security Agreement with Teknion, Inc.

Exhibit 27:     Financial data schedule