Form 10-Q
period 1998-04-30
BUSINESS RESOURCE GROUP
filed 1998-06-15
CIK 945028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    -----------------------------------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

                              [X] Yes    [ ] No

At April 30, 1998 there were 4,918,514 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION                                         PAGE

   Item 1:  Financial Statements

            Condensed Balance Sheets as of
            April 30, 1998 and October 31, 1997 ......................   3

            Condensed Statements of Income for the Three
            Months and Six Months ended April 30, 1998
            and 1997 .................................................   4

            Condensed Statements of Cash Flows for the
            Six Months ended April 30, 1998 and 1997 .................   5

            Notes to Condensed Financial Statements ..................   6

   Item 2:  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

            Introduction .............................................   7

            Results of Operations ....................................   8

            Liquidity and Capital Resources ..........................   9

   Item 3:  Quantitative and Qualitative Disclosures
            about Market Risks ..........................................  10

PART II.  OTHER INFORMATION

   Item 1:  Legal Proceedings ........................................  10

   Item 2:  Changes in Securities and Use of Proceeds ................  10

   Item 3:  Defaults Upon Senior Securities ..........................  10

   Item 4:  Submission of Matters to a Vote of Security Holders ......  10

   Item 5:  Other Information ........................................  12

   Item 6:  Exhibits and Reports on Form 8-K .........................  12


SIGNATURES ...........................................................  13

PART I - FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

                             BUSINESS RESOURCE GROUP
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                             APRIL 30,      OCTOBER 31,
                                                                1998           1997
                                                             ---------      -----------
                                                            (UNAUDITED)

                                 ASSETS

Current assets:
  Cash and equivalents .....................................   $   636        $   274
  Accounts receivable, net .................................    14,866         13,764
  Inventory ................................................     8,211          1,398
  Prepaids and other current assets ........................     2,110          2,076
                                                               -------        -------
     Total current assets ..................................    25,823         17,512

Property and equipment, net ................................     2,344          2,346
Other assets ...............................................       819            902
                                                               -------        -------
                                                               $28,986        $20,760
                                                               =======        =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit ...........................................   $ 4,990        $    --
  Accounts payable .........................................     6,678          3,997
  Accrued liabilities ......................................     3,906          4,236
  Income taxes payable .....................................       316             --
                                                               -------        -------
     Total current liabilities .............................    15,890          8,233

Deferred income tax liability ..............................        75             75

Shareholders' equity:
  Common stock .............................................        49             49
  Additional paid-in capital ...............................    11,016         10,897
  Retained earnings ........................................     1,956          1,506
                                                               -------        -------
     Total shareholders' equity ............................    13,021         12,452
                                                               -------        -------
                                                               $28,986        $20,760
                                                               =======        =======


(1) The balance sheet at October 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed financial statements.

                             BUSINESS RESOURCE GROUP
                         CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             APRIL 30,                      APRIL 30,
                                                      -----------------------        -----------------------
                                                       1998            1997           1998            1997
                                                      -------         -------        -------         -------
Net revenues:
      Workspace products .........................    $17,191         $18,551        $32,484         $36,999
      Workspace services .........................      4,597           3,931          7,563           7,744
      Vendor commissions .........................         22              44             46              95
                                                      -------         -------        -------         -------
           Total net revenues ....................     21,810          22,526         40,093          44,838
                                                      -------         -------        -------         -------

Cost of net revenues:
      Workspace products .........................     13,723          14,771         25,939          29,601
      Workspace services .........................      3,358           2,833          5,626           5,566
                                                      -------         -------        -------         -------
           Total cost of net revenues ............     17,081          17,604         31,565          35,167
                                                      -------         -------        -------         -------

Gross profit .....................................      4,729           4,922          8,528           9,671
Selling, general and administrative expenses .....      4,203           4,022          7,761           7,926
                                                      -------         -------        -------         -------
Income from operations ...........................        526             900            767           1,745
                                                      -------         -------        -------         -------

Other income / (expense):
       Net interest income / (expense) ...........        (42)             11            (51)             34
       Gain on sale of assets ....................         50              --             50              --
                                                      -------         -------        -------         -------
           Total other income / (expense) ........          8              11             (1)             34
                                                      -------         -------        -------         -------

Earnings before income taxes .....................        534             911            766           1,779
Income taxes .....................................        221             377            316             736
                                                      -------         -------        -------         -------
Net earnings .....................................    $   313         $   534        $   450         $ 1,043
                                                      =======         =======        =======         =======

Net earnings per share:
        Basic ....................................    $   .06         $  0.11        $   .09         $  0.21
                                                      =======         =======        =======         =======

        Diluted ..................................    $   .06         $  0.11        $   .09         $  0.21
                                                      =======         =======        =======         =======


                   See notes to condensed financial statements

                             BUSINESS RESOURCE GROUP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             SIX MONTHS ENDED
                                                                                 APRIL 30,
                                                                          ----------------------
                                                                            1998           1997
                                                                          -------        -------
OPERATING ACTIVITIES:
  Net earnings .......................................................    $   450        $ 1,043
  Adjustments to reconcile to net cash (used) provided by
        operating activities:
            Depreciation and amortization ............................        372            342
            Gain on sale of property and equipment ...................        (50)            --
            Warrants issued for services .............................        119             --
            Changes in operating assets and liabilities:
                Accounts receivable ..................................     (1,102)         1,841
                Inventory ............................................     (6,813)            23
                Prepaids and other current assets ....................        (34)           217
                Accounts payable .....................................      2,681         (2,635)
                Accrued liabilities ..................................       (330)           588
                Income taxes payable .................................        316            396
                                                                          -------        -------
                Net cash (used) provided by operating activities .....     (4,391)         1,815
                                                                          -------        -------

INVESTING ACTIVITIES:
  Purchase of property and equipment .................................       (287)          (794)
  Proceeds from sale of property and equipment .......................         50             --
  Other assets .......................................................         --            (21)
                                                                          -------        -------
                Net cash used by investing activities ................       (237)          (815)
                                                                          -------        -------

FINANCING ACTIVITIES:
  Bank overdraft .....................................................         --           (476)
  Repayment of notes payable and capital lease obligations ...........         --            (70)
  Issuance of common stock, net of compensation ......................         --            149
  Borrowings against line of credit ..................................      4,990             --
                                                                          -------        -------
                Net cash provided (used) by financing activities .....      4,990           (397)
                                                                          -------        -------

Net decrease in cash and equivalents .................................        362            603

CASH AND EQUIVALENTS BALANCES:
  Beginning of period ................................................        274          1,011
                                                                          -------        -------
  End of period ......................................................    $   636        $ 1,614
                                                                          =======        =======

Supplemental disclosures of cash flow information
    Cash paid during the period for:
    Interest .........................................................    $    57        $     1
                                                                          =======        =======
    Income taxes .....................................................    $    --        $   340
                                                                          =======        =======


                  See notes to condensed financial statements.

                             BUSINESS RESOURCE GROUP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial information as of April 30, 1998 and for the three and six month periods ended April 30, 1998 and 1997, respectively, is unaudited. In the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of such periods. The accompanying condensed financial statements should be read together with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles.

NOTE 2. RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company has adopted SFAS 128 and has restated earnings per share (EPS) data for prior periods to conform with SFAS 128.

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


                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         APRIL 30,               APRIL 30,
                                                    ------------------      ------------------
                                                     1998        1997        1998        1997
                                                    ------      ------      ------      ------
                                                      (IN THOUSANDS)          (IN THOUSANDS)

Net earnings .....................................  $  313      $  534      $  450      $1,043
                                                    ======      ======      ======      ======

Weighted average common shares outstanding .......   4,914       4,911       4,913       4,916

Common equivalent shares:
Stock options ....................................      59          73          38          29
                                                    ------      ------      ------      ------
Total common stock and common
   stock equivalents .............................   4,973       4,984       4,951       4,945
                                                    ======      ======      ======      ======

Options to purchase 172,381 and 343,650 shares of common stock were outstanding during the second quarters of the Company's fiscal year 1998 and 1997, respectively, but were not included in the computation of diluted EPS for such quarter because the exercise price of outstanding options was greater than the average fair market value of the common shares.

NOTE 3. STOCK OPTIONS

During the quarter ended April 30, 1998 the Company canceled stock options to purchase 361,992 shares of the Company's common stock at prices ranging from $3.375 to $7.00 and exchanged them for options to purchase 361,992 shares of the Company's common stock at a value of $3.1875 per share with new vesting periods.

NOTE 4. SUBSEQUENT EVENT

On May 22, 1998, the Company purchased substantially all of the assets of OFN, Inc., a San Diego based refurbisher of office workstations, in exchange for $2,093,000 in cash, the Company's promissory note in the aggregate principal amount of $1,069,205, and 100,000 shares of Company stock. In connection with this purchase the Company borrowed an additional $2,093,000 against the Company's $15.0 million credit facility.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION:

        The matters discussed herein include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Such forward-looking statements include, without limitation, statements relating to the Company's future revenue, gross margins, operating expenses, management's plans and objectives for the Company's future operations and the sufficiency of financial resources to support future operations and expenditures. Factors that could cause actual results to differ materially include, but are not limited to, the timely availability, delivery and acceptance of new products and services, the continued strength of sales to Cisco Systems, Inc. (one of the Company's principal customers), the impact of competitive products and pricing, the management of growth and acquisitions, and other risks detailed below and included from time to time in the Company's other reports filed with the Securities and Exchange Commission and press releases, copies of which are available from the Company upon request. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Additionally, the results of operations for the three and six month periods ended April 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. In addition, operating results are subject to the successful close of large project business and related vendor lead times. Many currently installed computer systems and software products are coded to accept only two digit entries in the date field. Beginning in the year 2000, these date fields need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately one and a half years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. Any Year 2000 compliance problem to either the Company, its suppliers, its service providers or its customers could result in a material adverse effect on the Company's financial condition and operating results. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        References made in this Quarterly Report on Form 10-Q to the "Company" or the "Registrant" refer to Business Resource Group.

RESULTS OF OPERATIONS (THREE MONTHS ENDED APRIL 30, 1998):

        NET REVENUES were $21.8 million for the three months ended April 30, 1998 as compared to $22.5 million reported for the three months ended April 30, 1997. Service revenues for the second quarter of fiscal 1998 were $4.6 million, an increase of $700,000, or 17.0%, from service revenues of $3.9 million reported in the same quarter of fiscal 1997. Product revenues for the three months ended April 30, 1998 were $17.2 million, a decrease of $1.4 million, or 7.3%, from product revenues of $18.6 million reported for the three months ended April 30, 1997. The lower product revenues were primarily due to a higher level of in process projects at the end of the second quarter as reflected in the Company's higher inventories at April 30, 1998.

        GROSS PROFIT for the second quarter of fiscal 1998 was $4.7 million, or 21.7% of revenues, as compared to $4.9 million, or 21.9% of revenues, for the comparable quarter of fiscal 1997. As a percentage of revenues, gross profits from product revenues were 20.2% for the quarter ended April 30, 1998 and gross profits from service revenues were 27.0%, both of which were down slightly from the second quarter of fiscal 1997.

        SELLING, GENERAL AND ADMINISTRATIVE expenses were $4.2 million, or 19.3% of revenues, for the second quarter of fiscal 1998 as compared to $4.0 million, or 17.9% of revenues, for the second quarter of fiscal 1997. The slight increase in expenses was attributable to increased labor costs as a result of additional headcount to support the Company's revenue and service objectives.

        NET INTEREST EXPENSE was $42,000 for the three months ended April 30, 1998 as compared to net interest income of $11,000 for the same period of fiscal 1997. This change was primarily due to interest expense on an outstanding line of credit balance during the quarter.

RESULTS OF OPERATIONS (SIX MONTHS ENDED APRIL 30, 1998):

        NET REVENUES were $40.1 million for the six months ended April 30, 1998 as compared to $44.8 million reported for the six months ended April 30, 1997. Product revenues on a year to date basis for fiscal 1998 were $32.5 million as compared to $37.0 million for the same period of fiscal 1997. Service revenues were $7.6 million for the six months ended April 30, 1998 as compared to $7.7 million for the six months ended April 30, 1997. The lower revenues were primarily due to increased in process projects at April 30, 1998 as reflected in the Company's increased inventories at April 30, 1998.

        GROSS PROFIT for the first six months of fiscal 1998 were $8.5 million, or 21.3% of revenues, as compared to $9.7 million, or 21.6% of revenues, for the first six months of fiscal 1997. Gross profits from product revenues were 20.1% of revenues for the six months ended April 30, 1998, up slightly from the 20.0% reported for the comparable period of fiscal 1997. Gross profits from service revenues were 25.6% for the six months ended April 30, 1998 as compared to 28.1% for the six months ended April 30, 1997. The lower services gross profits as a percentage of revenues were due to lower absorption of overhead costs primarily in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997.

        SELLING, GENERAL AND ADMINISTRATIVE expenses were $7.8 million, or 19.4% of revenues, for the six months ended April 30, 1998 as compared to $7.9 million, or 17.7% of revenues, for the six months ended April 30, 1997. The increased selling, general and administrative expenses as a percentage of revenues was primarily due to lower revenues in the first six months of fiscal 1998 as compared to fiscal 1997.

        NET INTEREST EXPENSE was $51,000 for the six months ended April 30, 1998 as compared to net interest income of $34,000 for the same period of fiscal 1997. This change was primarily due to interest expense on an outstanding line of credit balance during the second quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES:

        Working capital at April 30, 1998 was $9.9 million, up slightly from $9.3 million at October 31, 1997. At April 30, 1998 the Company had borrowings, net of cash and equivalents on hand, of $4.4 million as compared to cash and equivalents of $274,000 reported October 31, 1997 primarily due to higher inventories at April 30, 1998. The net borrowings at April 30, 1998 were primarily due to increased accounts receivable and inventories which were partially offset by increased accounts payable. Accounts receivable at April 30, 1998 was $14.9 million, an increase of $1.1 million from the $13.8 million in accounts receivable at October 31, 1997. The increased accounts receivable was primarily due to higher revenues in the months preceding April 30, 1998 as compared to the months preceding October 31, 1997. Inventories at April 30, 1998 were $8.2 million, an increase of $6.8 million from the $1.4 million reported at October 31, 1997. The increase in inventories was primarily due to in process projects pending completion and in transit inventory from suppliers pending delivery to customers after the end of the quarter. Accounts payable at April 30, 1998 was $6.7 million, an increase of $2.7 million from the $4.0 million reported at October 31, 1997. The increased accounts payable balance was primarily due to in transit inventories at April 30, 1998.

        Investments in property and equipment, which primarily related to management information systems hardware, were $287,000 in the six months ended April 30, 1998. The Company has developed a plan to modify its information technology to recognize the year 2000. The Company currently expects the project to cost approximately $1.3 to $1.6 million during fiscal 1998. This estimate includes replacing the Company's enterprise resource planning system to be year 2000 compliant.

        The Company has a $15.0 million credit facility with a bank which expires on August 8, 1999 with an option on an additional $1.0 million term loan. However, the Company maintains an irrevocable stand-by letter of credit in the amount of $3.0 million against this facility. As of April 30, 1998 the Company had bank borrowings of $5.0 million under the existing credit facility.

        The Company believes existing cash, together with cash generated from operations and the Company's available borrowing capacity will provide sufficient funds to meet the Company's anticipated working capital requirements for the forseeable future.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Not applicable

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        The Company is not currently subject to any material legal proceedings. The Company may from time to time be a party to various legal proceedings arising in the normal course of its business. These actions could include products liability, employee related issues and disputes with vendors or customers.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)     The annual meeting of shareholders was held on March 2, 1998.

        (b) The first matter voted upon at the meeting was the election of the directors, and the results of that vote were as follows:

                                                                                   Present
                                                                                   But Not
             Voting               For          Withheld         Abstain             Voting
             ------               ---          --------         -------            -------
        Brian D. McNay         4,504,520        12,400
        John W. Peth           4,504,520        12,400
        Harry S. Robbins       4,504,520        12,400
        Jeffrey Tuttle         4,504,520        12,400
        Jack Bradley           4,504,520        12,400

(c) The second matter voted upon at the meeting and the results of that vote were as follows:

                                                                                   Present
                                                                                   But Not
             Voting               For          Withheld         Abstain             Voting
             ------               ---          --------         -------            -------
        To authorize an        4,183,626        25,643          307,651
        amendment to
        the Company's
        1995 Stock
        Option Plan to
        increase the
        number of
        shares of
        Common Stock
        reserved for
        issuance
        thereunder by
        500,000 shares
        to an aggregate
        of 2,200,000
        shares

(d) The third matter voted upon at the meeting and the results of that vote were as follows:

                                                                                   Present
                                                                                   But Not
             Voting               For          Withheld         Abstain             Voting
             ------               ---          --------         -------            -------
        To ratify the          4,516,920
        appointment of
        Deloitte &
        Touche LLP as
        independent
        auditors for
        the Company for
        the fiscal year
        ending October
        31, 1998

ITEM 5: OTHER INFORMATION

        Not applicable

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                Exhibit 27: Financial data schedule

        (b)     Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the three months ended April 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BUSINESS RESOURCE GROUP
                                             Registrant





Date:     6/12/98                      /s/ John M. Palmer
      ---------------                  -----------------------------------------
                                       John M. Palmer
                                       Vice President and Chief
                                       Financial Officer
                                       (Principal financial and
                                       accounting officer)

                                 Exhibit Index


Exhibit
Number                        Description
-------                       -----------
  27                    Financial Data Schedule