Form 10-Q
period 1998-07-31
BUSINESS RESOURCE GROUP
filed 1998-09-14
CIK 945028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    -----------------------------------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____ to __________

                         Commission file number: 0-26208

                    -----------------------------------------

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

At July 31, 1998 there were 5,023,778 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION                                   PAGE

Item 1:  Financial Statements
          Condensed Consolidated Balance Sheets as of
          July 31, 1998 and October 31, 1997 ...........            3

          Condensed Consolidated Statements of Operations
          for the Three Months and Nine Months ended
          July 31, 1998 and 1997 ........................           4

          Condensed Consolidated Statements of Cash
          Flows for the Nine Months ended July 31,
          1998 and 1997..................................           5

          Notes to Condensed Consolidated Financial
          Statements.....................................           6

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Introduction ...................................           7

         Results of Operations ..........................           8

         Liquidity and Capital Resources.................           9

Item 3:  Quantitative and Qualitative Disclosures
         about Market Risks .............................          10

PART II. OTHER INFORMATION

Item 1:  Legal Proceedings ..............................          10

Item 2:  Changes in Securities and Use of Proceeds.......          10

Item 3:  Defaults Upon Senior Securities ................          10

Item 4:  Submission of Matters to a Vote of
         Security Holders ...............................          10

Item 5:  Other Information ..............................          10

Item 6:  Exhibits and Reports on Form 8-K ...............          11


SIGNATURES...............................................          12

PART I - FINANCIAL INFORMATION

Item 1:     Condensed Consolidated Financial Statements

                             BUSINESS RESOURCE GROUP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                   JULY 31,            OCTOBER 31,
                                                     1998                  1997
                                                ---------------      ----------------
                                                  (UNAUDITED)
ASSETS

Current assets:
      Cash and equivalents                               $ 504                $ 274
      Accounts receivable, net                           9,482               13,764
      Inventory                                          7,866                1,398
      Prepaids and other current assets                  2,713                2,076
                                                ---------------      ---------------
            Total current assets                        20,565               17,512

Property and equipment, net                              2,977                2,346
Other assets                                             3,145                  902
                                                ---------------      ---------------
                                                      $ 26,687             $ 20,760
                                                ===============      ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilties:
      Line of credit                                   $ 3,230                $' --
      Accounts payable                                   3,939                3,997
      Accrued liabilities                                3,856                4,236
      Current portion of note payable                      336                    -
      Income taxes payable                                 678                   --
                                                ---------------      ---------------
            Total current liabilites                    12,039                8,233

Note payable                                               733                   --
Deferred income tax liability                               75                   75

Shareholders' equity:
      Common stock                                          50                   49
      Additional paid in capital                        11,317               10,897
      Retained earnings                                  2,473                1,506
                                                ---------------      ---------------
            Total shareholders' equity                  13,840               12,452
                                                ---------------      ---------------
                                                      $ 26,687             $ 20,760
                                                ===============      ===============

The balance sheet at October 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                            BUSINESS RESOURCE GROUP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                              Three Months ended                       Nine Months ended
                                                    July 31,                               July 31,
                                       ---------------------------------      ---------------------------------
                                           1998                1997               1998                1997
                                       -------------       -------------      -------------       -------------
Net revenues:
     Workspace products                     $21,283             $ 9,541            $53,767             $46,540
     Workspace services                       4,985               3,301             12,548              11,045
     Vendor commissions                          13                  42                 59                 137
                                       -------------       -------------      -------------       -------------
         Total net revenues                  26,281              12,884             66,374              57,722
                                       -------------       -------------      -------------       -------------

Cost of net revenues:
     Workspace products                      16,793               7,910             42,732              37,511
     Workspace services                       3,638               2,487              9,264               8,053
                                       -------------       -------------      -------------       -------------
         Total cost of net revenue           20,431              10,397             51,996              45,564
                                       -------------       -------------      -------------       -------------

Gross profit                                  5,850               2,487             14,378              12,158

Selling, general and
     administrative expenses                  4,858               4,244             12,618              12,170
                                       -------------       -------------      -------------       -------------

Income (loss) from operations                   992              (1,757)             1,760                 (12)
                                       -------------       -------------      -------------       -------------

Other income (expense):
Interest income (expense)                      (110)                 49               (162)                 83
Gain on sale of assets                            -                   -                 50                   -
                                       -------------       -------------      -------------       -------------
         Total other income (expense)          (110)                 49               (112)                 83
                                       -------------       -------------      -------------       -------------

Earnings (loss) before income taxes             882              (1,708)             1,648                  71

Income taxes                                    365                (707)               681                  29
                                       -------------       -------------      -------------       -------------

Net earnings (loss)                         $   517             $(1,001)           $   967             $    42
                                       =============       =============      =============       =============

Net earnings / (loss) per share
         Basic                              $ 0.10              $ (0.20)           $  0.20             $  0.01
                                       =============       =============      =============       =============

         Diluted                            $ 0.10              $ (0.20)           $  0.19             $  0.01
                                       =============       =============      =============       =============




            See notes to condensed consolidated financial statements

                             BUSINESS RESOURCE GROUP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                               JULY 31,
                                                                                      ------------------------
                                                                                           1998        1997
                                                                                      ------------------------
OPERATING ACTIVITIES:
  Net Earnings                                                                           $   967     $    42
  Adjustments to reconcile to net cash (used) provided by operating activities:
        Depreciation and amortization                                                        635         541
        Gain on sale of property and equipment                                               (50)          -
        Warrants issued for services                                                         147           -
        Changes in operating assets and liabilities:
          Accounts receivable                                                              4,735       5,819
          Inventory                                                                       (5,978)       (273)
          Prepaids and other current assets                                                 (610)        (29)
          Accounts payable                                                                  (136)     (3,356)
          Accrued liabilities                                                               (494)       (459)
          Income tax payable                                                                 678         (31)
                                                                                         -------     -------
             Net cash (used) provided by operating activities                               (106)      2,254

INVESTING ACTIVITIES:
  Purchase of property and equipment                                                      (1,071)       (938)
  Proceeds from sale of property and equipment                                                50           -
  Cash paid for acquisition                                                               (1,926)          -
  Change in other assets                                                                      29         (21)
                                                                                         -------     -------
             Net cash used by investing activities                                        (2,918)       (959)

FINANCING ACTIVITIES:
  Change in bank overdraft                                                                    -         (476)
  Repayment of notes payable and capital lease obligations                                    -          (97)
  Issuance of common stock, net of compensation                                               24         193
  Borrowings against line of credit                                                        3,230          -
                                                                                         -------     -------
             Net cash provided (used) by financing activities                              3,254        (380)

Net increase in cash and equivalents                                                         230         915

CASH AND EQUIVALENTS BALANCES:
  Beginning of period                                                                        274       1,011
                                                                                         -------     -------
  End of period                                                                          $   504     $ 1,926
                                                                                         =======     =======

Supplemental disclosures of cash flow information Cash paid during the period for:
  Interest                                                                               $   162     $    1
                                                                                         =======     =======
  Income taxes                                                                           $    -      $   471
                                                                                         =======     =======

Noncash investing and financing transactions:
  Acquisition Cost                                                                       $ 3,478     $    -
  Note issued for acquisition                                                             (1,069)         -
  Stock issued for acquisition                                                              (250)         -
  Cash acquired                                                                             (233)         -
                                                                                         =======     =======
          Cash paid for acquisition                                                      $ 1,926     $    -
                                                                                         =======     =======


                   See notes to condensed financial statements

                             BUSINESS RESOURCE GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial information as of July 31, 1998, and for the three and nine month periods ended July 31, 1998 and 1997, respectively, is unaudited. In the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of such periods. The accompanying condensed financial statements should be read together with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles.

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

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          JULY 31,                     JULY 31,
                                                    1998           1997           1998         1997
                                                   ------        --------        ------       ------
                                                      (IN THOUSANDS)                (IN THOUSANDS)
Net earnings.....................................  $  517        $ (1,001)       $  967       $   42
                                                   ======        ========        ======       ======

Weighted average common shares outstanding.......   4,996           4,904         4,942        4,894

Common equivalent shares:
Stock options....................................      --              --            26           69
                                                   ------        --------        ------       ------
Total common stock and common
   stock equivalents.............................   4,996           4,904         4,968        4,963
                                                   ======        ========        ======       ======

Options to purchase 232,170 and 190,607 shares of common stock were outstanding during the third quarters of the Company's fiscal year 1998 and 1997, respectively, but were not included in the computation of diluted EPS for such quarter because the exercise price of outstanding options was greater than the average fair market value of the common shares.

NOTE 3. On May 22, 1998, the Company acquired OFN, Inc., a San Diego based refurbisher of office workstations, in exchange for $2,093,000 in cash, the Company's promissory note in the aggregate principal amount of $1,069,205, and 100,000 shares of Company's Common Stock. In connection with this purchase, the Company borrowed an additional $2,093,000 against the Company's $15.0 million credit facility. The Company also acquired $2,341,000 of goodwill from the OFN, Inc., acquisition. The annual amortization resulting from the recognition of the goodwill will be approximately $117,000 and is being amortized on a straight line basis over a useful life of 20 years.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION:

     The matters discussed herein include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Such forward-looking statements include, without limitation, statements relating to the Company's future revenue, gross margins, operating expenses, management's plans and objectives for the Company's future operations and the sufficiency of financial resources to support future operations and expenditures. Factors that could cause actual results to differ materially include, but are not limited to, the timely availability, delivery and acceptance of new products and services, the continued strength of sales to Cisco Systems, Inc. (one of the Company's principal customers), the impact of competitive products and pricing, the management of growth and acquisitions, and other risks detailed below and included from time to time in the Company's other reports filed with the Securities and Exchange Commission and press releases, copies of which are available from the Company upon request. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Additionally, the results of operations for the three and nine month periods ended July 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. In addition, operating results are subject to the successful close of large project business and related vendor lead times.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date field. Beginning in the year 2000, these date fields need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately one and a half years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. Any Year 2000 compliance problem of the Company, its suppliers, its service providers or its customers could result in a material adverse effect on the Company's financial condition and operating results. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     References made in this Quarterly Report on Form 10-Q to the "Company" or the "Registrant" refer to Business Resource Group.

RESULTS OF OPERATIONS (THREE MONTHS ENDED JULY 31, 1998):

     NET REVENUES were $26.3 million for the three months ended July 31, 1998 as compared to $12.9 million reported for the three months ended July 31, 1997, an increase of 104%. Product revenues for the three months ended July 31, 1998 were $21.3 million, an increase of $11.7 million, or 123%, from product revenues of $9.5 million reported for the three months ended July 31, 1997. The higher product revenues in the third quarter of fiscal 1998 were primarily due to increased revenues from Cisco Systems, Inc. over the third quarter of 1997. Service revenues for the second quarter of fiscal 1998 were $5.0 million, an increase of $1.7 million, or 51%, from service revenues of $3.3 million reported in the same quarter of fiscal 1997.

     GROSS PROFIT for the third quarter of fiscal 1998 was $5.9 million, or 22.3% of revenues, as compared to $2.5 million, or 19.3% of revenues, for the comparable quarter of fiscal 1997. As a percentage of net revenues, gross profits from product revenues were 21.1% for the quarter ended July 31, 1998 as compared to 17.1% for the third quarter ended July 31, 1997. Gross profits for the third quarter of fiscal 1998 from service revenues were 27.0% as compared to 24.9% for the third quarter ended July 31, 1997.

     SELLING, GENERAL AND ADMINISTRATIVE expenses were $4.9 million, or 18.5% of revenues, for the third quarter of fiscal 1998 as compared to $4.3 million, or 32.9% of revenues, for the third quarter of fiscal 1997. Selling, general and administrative expenses increased over the third quarter of fiscal 1997 due to selling, general and administrative expenses of $293,000 associated with the acquisition of OFN, Inc. during the quarter, in addition to increased labor costs as a result of additional headcount to support the Company's revenue and service objectives.

     NET INTEREST EXPENSE was $110,000 for the three months ended July 31, 1998 as compared to net interest income of $49,000 for the same period of fiscal 1997. This change was primarily due to interest expense on an outstanding line of credit balance during the quarter.

RESULTS OF OPERATIONS (NINE MONTHS ENDED JULY 31, 1998):

     NET REVENUES were $66.4 million for the nine months ended July 31, 1998 as compared to $57.7 million reported for the nine months ended July 31, 1997, an increase of 15%. Product revenues on a year to date basis for fiscal 1998 were $53.8 million as compared to $46.5 million for the same period of fiscal 1997, an increase of 15%. The higher product revenues were primarily due to increased revenues from Cisco Systems, Inc. Service revenues were $12.5 million for the nine months ended July 31, 1998 as compared to $11.0 million for the nine months ended July 31, 1997, an increase of 13%.

     GROSS PROFIT for the first nine months of fiscal 1998 was $14.4 million, or 21.7% of revenues, as compared to $12.2 million, or 21.1% of revenues, for the first nine months of fiscal 1997. Gross profits from product revenues were 20.5% of revenues for the nine months ended July 31, 1998, up slightly from the 19.4% reported for the comparable period of fiscal 1997. As a percentage of net revenues, gross profits from service revenues were 26.2% for the nine months ended July 31, 1998 as compared to 27.1% for the nine months ended July 31, 1997.

     SELLING, GENERAL AND ADMINISTRATIVE expenses were $12.6 million, or 19.0% of revenues, for the nine months ended July 31, 1998 as compared to $12.2 million, or 21.1% of revenues, for the nine months ended July 31, 1997. The increase in selling, general and administrative expenses was primarily attributable to costs associated with the OFN, Inc. acquisition. Selling, general, and administrative expenses declined, as a percentage of revenues, due to higher revenues in the nine months ended July 31, 1998 as compared to the nine months ended July 31, 1997.

     NET INTEREST EXPENSE was $162,000 for the nine months ended July 31, 1998 as compared to net interest income of $83,000 for the same period of fiscal 1997. This change was primarily due to interest expense on an outstanding line of credit balance during the first nine months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES:

     Working capital at July 31, 1998 was $8.5 million, down slightly from $9.3 million at October 31, 1997. At July 31, 1998 the Company had net borrowings of $3.1 million as compared to cash and equivalents of $274,000 reported October 31, 1997 primarily due to higher inventories and the acquisition of OFN, Inc. made during the third fiscal quarter of 1998. Inventories at July 31, 1998 were $7.9 million, an increase of $6.5 million from the $1.4 million reported at October 31, 1997. The increase in inventories was primarily due to in- process projects pending completion and in-transit inventory from suppliers pending delivery to customers after the end of the quarter along with inventory obtained with the OFN, Inc. acquisition. Other assets at July 31, 1998 were $3.1 million, an increase of $2.2 million from the $900,000 reported at October 31, 1997. The increase in other assets was primarily due to goodwill acquired with the acquisition of OFN, Inc. These increases were offset by a decrease in accounts receivable of $4.3 million from October 31, 1997 to July 31, 1998. The decreased accounts receivable balance was primarily due to prompt payment of outstanding accounts receivable by Cisco Systems, Inc.

     Net cash used in investing activities in the nine months ended July 31, 1998 was $2.9 million and resulted primarily from the 1.9 million in cash paid for the acquisition of OFN, Inc. In addition, investments in property and equipment, which primarily related to management information systems hardware, were $1.1 million in the nine months ended July 31, 1998. The Company has implemented a plan to modify its information technology in response to changing business requirements. The Company currently expects the total project to cost approximately $1.3 to $1.6 million.

    The Company has a $15.0 million credit facility with a bank which expires on August 8, 1999 with an option on an additional $1.0 million term loan. However, the Company maintains an irrevocable stand-by letter of credit in the amount of $3.0 million against this facility. As of July 31, 1998 the Company had bank borrowings of $3.2 million under the existing credit facility.

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

Not applicable

ITEM 5:  OTHER INFORMATION

Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 27:  Financial data schedule

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K dated June 8, 1998 and a related report on Form 8-K/A dated July 31, 1998 related to the acquisition of OFN, Inc.

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

                                       BUSINESS RESOURCE GROUP
                                       -----------------------
                                             Registrant


Date: 9/11/98                          /s/ John M. Palmer
                                       -----------------------
                                       John M. Palmer
                                       Vice President and Chief
                                       Financial Officer
                                        (Principal Financial
                                          and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit             Document Description
-------             --------------------
  27                Financial Data Schedule
