Form 10-K405
period 1998-10-31
BUSINESS RESOURCE GROUP
filed 1999-01-27
CIK 945028

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                        COMMISSION FILE NUMBER: 0-26208

                            BUSINESS RESOURCE GROUP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                       77-0150337
       (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

                       2150 NORTH FIRST STREET, SUITE 101
                           SAN JOSE, CALIFORNIA 95131
                                 (408) 325-3200
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK $0.01 PAR VALUE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,040,298 as of December 31, 1998, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 5,042,878 shares of Registrant's Common Stock outstanding as of December 31, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MARCH 4, 1999 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT ON FORM 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             INTRODUCTORY STATEMENT

     Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Such forward-looking statements include, without limitation, statements relating to the Company's future revenue, gross margins, operating expenses, management's plans and objectives for the Company's future operations and the sufficiency of financial resources to support future operations and expenditures. Factors that could cause actual results to differ materially include, but are not limited to, the timely availability, delivery and acceptance of new products and services, the continued strength of sales to Cisco Systems, Inc. (one of the Company's principal customers), the impact of competitive products and pricing, the management of growth and acquisitions, and other risks detailed below and included from time to time in the Company's other reports filed with the Securities and Exchange Commission ("SEC") and press releases, copies of which are available from the Company upon request. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     References made in this Annual Report on Form 10-K to "BRG," the "Company" or the "Registrant" refer to Business Resource Group.

                                     PART I

ITEM 1. BUSINESS

     Business Resource Group, a California corporation was organized in 1986 and is a leading provider of workspace services and products to businesses, primarily located in the Western United States. Between July 1989 and June 25, 1995, the Company was an S Corporation pursuant to the Internal Revenue Code of 1986, as amended. Effective June 25, 1995, in conjunction with the Company's initial public offering of its common stock, the Company terminated its S Corporation status and became a C Corporation.

     The Company markets a full range of new office workstation products, refurbished office systems furniture and related services such as facilities management outsourcing and consulting services, computer-aided facilities management, computerized space planning and design, project management, move management, installation, product specification and order management. The Company believes that its broad scope of services allows it to offer a customer-oriented, single source solution that provides for effective management of workspace requirements for growing and changing businesses, while minimizing the involvement of their in-house staff through outsourcing.

INDUSTRY BACKGROUND

     According to The Business and Institutional Furniture Manufacturer's Association ("BIFMA"), the United States office furniture trade association, estimated office furniture manufacturers' shipments of product in the United States in 1998 were approximately $12.0 billion. The Company believes that on-going changes in corporate organizational structures, technology and work processes are driving growth in office furniture products and services. These changes are driven by several significant factors including continued corporate reengineering, restructuring and reorganizing, corporate relocations, new office technology and concerns about ergonomic standards. Management also believes recent market trends towards outsourcing in order to focus on core business strengths have influenced the growth of the office furniture manufacturing and service industry.

     The Company believes, based on its experience with customers, that the desire to minimize in-house facilities management headcount, reduce overhead and improve coordination has led many companies to outsource facilities-related tasks where feasible, including space planning, design and project management and fulfillment services. Furthermore, customers' use of modular office systems has increased the importance of product functionality and layout, which have become increasingly complex due to the need to integrate rapidly changing office technology requirements. The Company believes that such trends have led to the demand for a proactive workspace services and products solution.

CUSTOMER ORIENTED INTEGRATED SOLUTION

     The Company believes that traditional approaches to the business furnishings industry are not well suited to meet the current requirements of growing and changing businesses. In response, the Company has positioned itself as the representative of the customer and as a single source provider of a full range of integrated workspace solutions. The Company has grown due to management's recognition and response to customer requirements for a single source solution for facilities needs.

     The Company has leveraged its knowledge of the office furniture industry, including suppliers and business methods, to develop an integrated approach which offers a single-source point of contact for modern interior workspaces. This approach incorporates a consultative selling approach in which the Company's sales representatives listen to the customer's needs. A team of BRG professionals chosen for each account then meets with the customer to build a partnership and reach consensus on the solution which best suits the customers needs. The Company believes it is able to fashion an integrated solution because of the wide array of services and products it can provide. The Company believes it is able to offer customers a much broader range of value-added services and product choices than its major competitors.

The Company believes the benefits to customers of the Company's integrated solution approach include:

     - Reduced overhead and more efficient coordination by having a single point of contact;

     - More favorable pricing, product selection and delivery available from a multi-line representative;

     - Accelerated design and installation through early coordination with a service provider; and

     - Superior customer communications, response and project control through the implementation of highly automated systems.

SERVICES AND PRODUCTS

     The Company provides integrated workspace solutions for customers from the suite of services and products its offers:

  Workspace Product-Related Services

     A substantial portion of the Company's services are initiated prior to delivery of workspace products, including overall project management, computerized space planning and design, product specification and order management. The Company believes that the superior quality of its services differentiates its services from its competitors' and contributes to the Company's ability to win initial orders. The Company believes that its pre-installation services allow a close and efficient partnership with customers, moving them from needs identification and analysis to the development and selection of the solutions which best fit their needs. Once the customer and the Company have identified the workspace products best suited to the customer's needs, the Company provides additional services to implement set-up and maintenance of these products in the customer's facility and provides coordination and management services both during and after the move.

  Workspace Management Services

     The Company, through its Workspace Management Services group, provides the following service offerings designed to help companies manage their facilities' resources more effectively without adding headcount:

     Facilities Strategic Planning. The Company provides a systematic needs analysis based on a customer's current facility and their future growth plans. The resulting analysis will often yield a strategic facility plan which allows for facility programming, site selection, lease reviews and facilities alternatives.

     Facilities Planning Outsourcing. The Company fulfills a customer's short or long term staffing requirements by providing experienced facility professionals for specific temporary assignments. This service offers the customer operational and financial flexibility in meeting staffing requirements by allowing the customer to focus fixed resources on its core competencies.

     Facilities Automation Services. The Company, on a contract, outsourced or data center basis, provides efficient access to facilities information throughout organizations by automating and standardizing processes and data. The Company's internet and desktop based solutions are designed to incorporate cutting-edge technology and enable centralized data control, standardization, reporting and analysis throughout all areas of facilities management, such as physical space, people, properties, leases, assets, maintenance, telecommunications and utilities.

     Design Management. The Company manages a design team on behalf of its customers, which it believes ensures that the customer's design requirements are met while staying within time frame commitments and budget constraints.

     Move Management. The Company coordinates all components of a customer's move to a new location, including the development of a master move plan, communication to employees, the coordination of all vendor activities, and the management of building activation. This service is provided with minimal involvement or downtime to the customer's employees or disruption to ongoing business activities.

  Workspace Products

     The Company offers a broad range of office furniture products and accessories that supports the Company's strategy of providing a single source for quality workspace management. The Company's five basic product categories are new office furniture systems; seating; storage and filing cabinets; desks and casegoods; and refurbished office furniture systems.

SALES AND MARKETING

     The Company markets its products and services through a direct sales force consisting of approximately 40 salespeople, operating out of the Company's offices in San Jose, San Francisco and San Diego, California; Phoenix, Arizona; and Dallas, Texas.

CUSTOMERS

     The Company's client base includes companies in networking and communications, software, electronics, financial services, life sciences and health care industries, as well as service providers of various types. The Company's customers also vary widely in size, ranging from large enterprises with over $1.0 billion in sales, to emerging companies, which are often thinly staffed and which the Company believes are, therefore, receptive to the Company's comprehensive solution strategy.

     The Company's largest customer is Cisco Systems which accounted for approximately 44%, 30% and 37% of net revenues during fiscal years 1998, 1997 and 1996 respectively. No other single customer accounted for more than 10% of revenues in fiscal 1998, 1997 or 1996.

RAW MATERIALS AND SUPPLIERS

     There was no material change during fiscal 1998 in the source and availability of workspace products. None of the products currently offered by the Company are obtained on a sole-source basis from any vendor, and materials are considered to be widely available. The Company does not anticipate that the availability of materials will be a significant factor in the Company's business. During the fiscal year ended October 31, 1998, the Company purchased approximately 43% of its total workspace products purchases from one supplier.

COMPETITION

     The office workspace products marketplace is highly competitive and fragmented with a significant number of companies providing products and services. In the United States there are five primary manufacturers of office furniture products: Haworth, Inc., Herman Miller, Inc., HON Industries, Inc., Knoll, Inc. and Steelcase, Inc. The Company currently represents HON Industries, Inc. and Knoll, Inc., in addition to other significant furniture manufacturers such as Teknion, Corp. and Kimball International, Inc. All of these manufacturers typically market their products through independent distribution companies who are responsible for providing on-going service to their customers. Typically these independent distribution companies are small, privately-held organizations that vary in size, product offering and breadth of service offering.

     The Company believes that while product design, quality and price play a part in a customer's purchasing decision, the primary purchasing decision is based upon the independent distributors overall service capabilities. Independent distributors compete on the basis of: (i) project management capabilities, (ii) strategic facilities consulting capabilities, (iii) innovative use of technology tools, (iv) on-time delivery and installation and
(v) price. The Company believes its comprehensive range of products and services, ability to utilize trained company employees in the delivery of its full range of comprehensive services, use of current technology to provide higher level solutions and overall financial strength, provides a competitive advantage. To remain competitive, the Company must continue to offer a broad range of services and products to meet the needs of its customers, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. There can be no assurance that other manufacturers and independent distributors will not price their products and services, or offer other terms, to be more competitive with the Company's products and services, or that such actions, if taken, would not have a material adverse affect on the Company or its results of operations.

EMPLOYEES

     As of October 31, 1998, The Company had approximately 300 full-time employees. None of the Company's employees are represented by a collective bargaining agreement. From time to time, installation of workspace products require the use of union labor to comply with the requirements of the customer or the work rules for the job location. In these situations, the Company subcontracts the installation to other parties that employ union labor. To date, the Company has not experienced difficulties obtaining subcontract installation services where required. The Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

     The Company currently leases approximately 21,000 square feet of office space at 2150 North First Street in San Jose, California. The Company leases most of this space under an operating lease which runs through August 2001. The San Jose facilities serve as the Company's principal offices and also function as a working showroom for products offered by the Company. The Company also leases sales offices, which function as working showrooms, in San Francisco, California; Phoenix, Arizona and Dallas, Texas. In San Francisco, the sales office leases approximately 6,800 square feet under an operating lease which runs through December 2003; in Phoenix, the sales office leases approximately 4,200 square feet of space under an operating lease which runs through December 2003; and in Dallas, the sales office leases approximately 11,900 square feet of space under an operating lease which runs through March 2002. The Company maintains a distribution center, in Dallas, Texas under an operating lease for approximately 21,000 square feet of space running through October 2002. The Company also leases approximately 25,000 square feet of office and warehouse space in San Diego, California to accommodate its subsidiary under an operating lease which expires in October 2000. The Company leases approximately 3,400 square feet of office space in San Antonio, Texas under an operating lease with a term running through November 2001. The Company has entered into a sublet agreement to lease the existing San Antonio facility to a company at the same lease rate and for the same term as the Company has in its operating lease. The Company believes that its existing facilities will generally be sufficient for its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse affect on the Company. The Company may from time to time become a party to various legal proceedings arising in the normal course of its business.

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

                                                              HIGH    LOW
                                                              ----    ---
FISCAL 1998
  Fourth Quarter ended October 31, 1998.....................  3 1/4   1 1/8
  Third Quarter ended July 31, 1998.........................  3 3/8   2 3/16
  Second Quarter ended April 30, 1998.......................  3 3/4   3 1/16
  First Quarter ended January 31, 1998......................  3 3/4    3

                                                              HIGH    LOW
                                                              ----    ---
FISCAL 1997
  Fourth Quarter ended October 31, 1997.....................  4 3/4   3 5/8
  Third Quarter ended July 31, 1997.........................  5 1/8   3 3/8
  Second Quarter ended April 30, 1997.......................  5 1/2   4 11/16
  First Quarter ended January 31, 1997......................  5 1/2   3 5/8

     The Company estimates it had approximately 461 shareholders as of December 31, 1998, including beneficial owners included in securities position listings as described in Rule 17Ad-8.

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

ITEM 6. SELECTED FINANCIAL DATA

                             SUMMARY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEAR ENDED OCTOBER 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
STATEMENTS OF INCOME DATA:
Net revenues:
  Workspace products...................    $76,373    $58,303    $67,834    $33,940    $32,197
  Workspace services...................     17,132     14,127     10,155      6,119      4,258
  Vendor commissions...................         60        271        291        569        657
                                           -------    -------    -------    -------    -------
          Total net revenues...........     93,565     72,701     78,280     40,628     37,112
                                           -------    -------    -------    -------    -------
Cost of net revenues:
  Workspace products...................     60,623     47,100     55,051     26,605     25,044
  Workspace services...................     12,611     10,330      7,320      4,179      3,131
                                           -------    -------    -------    -------    -------
          Total cost of net revenues...     73,234     57,430     62,371     30,784     28,175
                                           -------    -------    -------    -------    -------
Gross profit...........................     20,331     15,271     15,909      9,844      8,937
Selling, general and administrative
  expenses.............................     17,498     16,622     12,870      8,143      6,425
                                           -------    -------    -------    -------    -------
Income/(loss) from operations..........      2,833     (1,351)     3,039      1,701      2,512
Other income/(expense).................       (264)        66        124          7        (77)
                                           -------    -------    -------    -------    -------
Income/(loss) before income taxes......      2,569     (1,285)     3,163      1,708      2,435
Income taxes...........................      1,066       (523)     1,309        122         70
                                           -------    -------    -------    -------    -------
Net income/(loss)......................    $ 1,503    $  (762)   $ 1,854    $ 1,586    $ 2,365
                                           =======    =======    =======    =======    =======
Net income/(loss) per share
  Basic................................    $  0.30    $ (0.16)   $  0.38
                                           =======    =======    =======
  Diluted..............................    $  0.30    $ (0.16)   $  0.38
                                           =======    =======    =======
Pro forma(1):
  Historical income before income
     taxes.............................                                       1,708
  Pro forma income taxes...............                                         709
                                                                            -------
Pro forma net income...................                                     $   999
                                                                            =======
Pro forma net income per share(1):
  Basic................................                                     $  0.26
                                                                            =======
  Diluted..............................                                     $  0.26
                                                                            =======

---------------
(1) Pro Forma Net Income and Net Income Per Basic and Diluted Shares -- Through June 1995, the Company was not subject to federal and most state income taxes since its shareholders elected that the Company be taxed as an S Corporation pursuant to the Internal Revenue Code. Therefore, no provision for federal income taxes has been included in the summary financial data for fiscal 1994 and the portion of fiscal 1995 during which the Company was an S Corporation. Although the S Corporation election is recognized for California income tax purposes, the State of California requires S Corporations to pay a tax of 1.5% of taxable income. Effective June 1995, in conjunction with the Company's initial public offering of its common stock, the Company's status as an S Corporation was terminated and the Company became subject to federal and state income taxes.

     The pro forma information presented with the summary financial data reflect a provision for income taxes at an effective rate of 41% for fiscal 1995. Pro forma financial information is provided to show what the significant effects on the historical financial information might have been had the Company been treated as a C Corporation for income tax purposes for all of fiscal 1995.

                                                               OCTOBER 31,
                                            --------------------------------------------------
                                             1998       1997       1996       1995       1994
                                            -------    -------    -------    -------    ------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...........................  $ 9,075    $ 9,279    $10,063    $ 9,470    $2,784
Total assets..............................   27,978     20,760     22,560     16,053     7,640
Long-term obligations.....................      733         --         --        120       123
Shareholders' equity......................   14,396     12,452     13,002     11,020     3,296

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     Most of the Company's net revenues are derived from billings for workspace products, including new office furniture systems, seating, storage and filing cabinets, desks and casegoods, and refurbished office furniture systems. The Company's experience is that its success in generating these revenues is dependent upon providing a full range of related services

     The Company has leveraged its knowledge of the office furniture industry, including suppliers and business methods, to develop an integrated approach which offers a single source point of contact for modern interior workspaces. This approach incorporates a consultative selling approach in which the Company's sales representatives listen to the customer's needs. A team of BRG professionals chosen for each account then meets with the customer to build a partnership and reach consensus on the solution which best suits the customers needs. The Company believes it is able to fashion an integrated solution because of the wide array of services and products it can provide. The Company believes it is able to offer customers a much broader range of value-added services and product choices than its major competitors.

RESULTS OF OPERATIONS

  Net Revenues

     Net revenues increased $20.9 million, or 29%, to $93.6 million in fiscal 1998 from $72.7 million in fiscal 1997. The increase in net revenues was attributable to increased revenues of $18.6 million from Cisco Systems and $2.3 million from other customers. Fiscal 1998 product revenues of $76.4 million increased $18.1 million, or 31%, over fiscal 1997 product revenues of $58.3 million, primarily due to the increased Cisco Systems business. Services revenues in fiscal 1998 were $17.1 million, an increase of $3.0 million, or 21%, as compared to services revenues of $14.1 million in fiscal 1997. The increase in services revenues was attributable to increased product related services as a result of higher product sales, in addition to increased services revenues from facilities planning and automation services.

     Net revenues decreased 7% to $72.7 million in fiscal 1997 from $78.3 million in fiscal 1996. The decrease was attributable to a decrease of $7.3 million in revenues from Cisco Systems. Fiscal 1997 product revenues of $58.3 million decreased $9.5 million, or 14%, from fiscal 1996 product revenues of $67.8 million, primarily due to the decrease in revenues from Cisco Systems. Services revenues in fiscal 1997 were $14.1 million, an increase of $3.9 million, or 38%, as compared to services revenues of $10.2 million in fiscal 1997. The increase in services revenues was attributable to both product related services ($2.3 million) and facilities planning and automation services ($1.6 million).

  Gross Profit

     Gross profit as a percentage of net revenues increased to 21.7% in fiscal 1998 from 21.0% in fiscal 1997. The improved overall gross profit is the result of new product margins improving from 19.6% in fiscal 1997 to 19.9% in fiscal 1998 and a change in sales mix with the introduction of refurbished products which generally sell at higher gross margins, which were partially offset by a slight decline in services gross margins during the year.

     Gross profit as a percentage of net revenues increased to 21.0% in fiscal 1997 from 20.3% in fiscal 1996. This increase was mainly due to a slight increase in product margins, a shift in revenue mix to higher margin service revenue, which were partially offset by a slight decrease in service margins.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses for fiscal 1998 were $17.5 million, an increase of approximately $900,000 over the $16.6 million reported in fiscal 1997. The increase in selling, general and administrative expense was primarily attributable to incremental expenses as a result of the acquisition of OFN, Inc. in May 1998. As a percentage of revenue, selling, general and administrative expenses were 18.7% of revenues in fiscal 1998, as compared to 22.9% in fiscal 1997.

     Selling, general and administrative expenses increased 29% to $16.6 million in fiscal 1997 from $12.9 million in fiscal 1996, while increasing as a percentage of net revenues to 22.9% in fiscal 1997 from 16.4% in fiscal 1996. The increase in selling, general and administrative expenses was primarily the result of the steps taken to realign operations in Texas, Arizona, and San Jose, California.

  Other Income (expense) -- net

     Other income (expense) for fiscal 1998 consisted of interest expense of $319,000 as compared to interest income of $66,000 in fiscal 1997. The increase in interest expense is the result of increased use of the Company's bank line of credit as a result of the acquisition of OFN, Inc. and increased in-transit inventories during the year. The gain on sale of assets was primarily the result of the sale of certain assets from the Company's former San Antonio operations.

     Interest income, net of interest and other expense totaled $66,000 for the twelve months ended October 31, 1997 versus $124,000 for the same period of fiscal 1996. The decrease in net interest income was due to lower average cash balances during the twelve month period.

  Income Taxes

     Income tax expense, as percentage of pre-tax income, was 41.5% for the year ended October 31, 1998, compared to a income tax benefit of 40.7% for the year ended October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at October 31, 1998 was $9.1 million, a decrease from the working capital of $9.3 million reported at October 31, 1997. The current ratio of 1.7 at October 31, 1998 decreased from the current ratio of 2.1 at October 31, 1997. During fiscal 1998 net cash used by operating activities was $313,000, an increased use of cash from the $476,000 in net cash provided by operating activities in fiscal 1997. Accounts receivable at October 31, 1998 was $10.7 million, a decrease of $3.1 million from accounts receivable of $13.8 million reported at October 31, 1997. The decreased accounts receivable is primarily a result of increased accounts receivable collection efforts. Inventories at October 31, 1998 were $8.3 million, an increase of $6.9 million over the $1.4 million in inventories reported at October 31, 1997. The increased inventories were the result of an increase in in-transit inventories at October 31, 1998 by approximately $6.2 million, representing payments made to vendors on product that is either in-transit to customers or awaiting installation at the customer's facility. In addition, inventories increased as a result of incremental inventories of approximately $700,000 in refurbished product associated with OFN, Inc. Other assets at October 31, 1998 were $3.1 million, an increase of $2.2 million from the $900,000 reported at October 31, 1997. The increase in other assets was primarily due to goodwill acquired with the acquisition of OFN, Inc. Accounts payable at October 31, 1998 were $3.4 million, a decrease of approximately $600,000 from accounts payable of $4.0 million reported at October 31, 1997. Accrued liabilities at October 31, 1998 were $5.1 million, an increase of $900,000 from accrued liabilities of $4.2 million at October 31, 1997. The increase in accrued liabilities is primarily attributable to increased fiscal 1998 management incentive plan accruals and year end fringe benefit accruals.

     During fiscal 1998, the Company invested approximately $1.6 million in property and equipment which primarily represented investments in management information systems. At October 31, 1998 the Company had an outstanding capital expenditure commitment of approximately $350,000 in connection with the implementation of its new SAP management information system. Capital expenditures for fiscal 1999, which will consist primarily of investments in management information systems and showroom furniture replacements, are expected to be in the range of $1.0 million to $1.5 million.

     The Company has a $15.0 million credit facility with a bank which expires in August 1999, with an option on an additional $1.0 million term loan. The Company maintains an irrevocable stand-by letter of credit in the amount of $3.0 million against this facility. At October 31, 1998, the Company had bank borrowings of $3.8 million under such credit facility.

     The Company believes its existing cash, together with cash generated from operations and the Company's available borrowing capacity will provide sufficient funds to meet the Company's anticipated working capital requirements for the foreseeable future.

YEAR 2000

     The year 2000 issue is primarily the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of such systems. The Company's overall goal is to be prepared for the year 2000, meaning that critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond year 2000, or contingency plans are in place. The Company began to assess its business computer systems, such as general ledger, order entry, inventory control, distribution and customer billing, to address the need to improve access to information and the year 2000 issue in 1996. In May 1998, after an extensive review of systems the Company selected an enterprise resource planning system from SAP America, Inc. ("SAP"), a system capable of accommodating the year 2000. This new enterprise resource planning system is expected to be in production during the first half of fiscal 1999. The Company is reviewing the readiness of third parties which provide goods or services to the Company to determine whether a year 2000 related event will impede the ability of such suppliers to continue to provide such goods and services as the year 2000 is reached.

     Costs: The Company does not expect the costs associated with its year 2000 efforts to be material. The Company estimates that the total cost of replacing its information systems and achieving year 2000 readiness for its internal systems and equipment will range from $1.5 to $2.0 million, of which $900,000 has been incurred by the end of fiscal 1998. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows in future periods. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to be prepared for the year 2000 or costs to implement any contingency plans.

     Risks/Contingency Plans: Based on assessment efforts to date, the Company does not believe that the year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company believes that the distribution and service nature of the Company's operations and its large supplier base should mitigate any adverse impact. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate. Because the Company has not begun systems integration testing with respect to its SAP implementation, it accordingly has not fully assessed the risks from potential year 2000 failures and therefore, has not yet developed year 2000 contingency plans. The Company will develop such plans if the results of systems implementation testing identify a business function at risk. As a normal course of business, potential sources of risk include the inability of principal suppliers to be year 2000 ready, which could result in delays in product deliveries from such suppliers. The Company's contingency plans will include, among other things, manual workarounds, temporary replacement products and extra staffing as required to complete deliveries.

     The preceding year 2000 discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the year 2000 discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, but are not limited to, the Company's expectations as to when it will complete the implementation and testing phases of its year 2000 program as well as its year 2000 contingency plans; its estimated cost of achieving year 2000 readiness; and the Company's belief that its internal systems and equipment will be year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to year 2000 problems.

BUSINESS ENVIRONMENT AND RISK FACTORS

     The Company's future results of operations may be adversely affected by various factors, including those discussed below. The Company's revenues and operating results may fluctuate from period to period depending on such factors as the timing of customer orders, the timing of revenue and cost recognition, variations in contract service and product mix, changes in customer buying patterns, changes in vendor lead times and trends in the economy of the geographic region in which the Company operates. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business and results of operations. Given the variability of these factors, the Company expects that quarter to quarter performance may fluctuate and that results in any single quarter may therefore not be indicative of future results.

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

     The market for workspace services and products is influenced by economic conditions, including consumer behavior and consumer confidence, the level of discretionary spending, interest rates and credit availability. Purchases of these services and products are often discretionary and tend to be deferred in times of economic stress. During economic downturns, the furniture industry tends to experience longer and deeper periods of recession than the general economy. Although the economy in the United States, and in particular that of the San Francisco Bay Area, the Southwest and Texas, has been strong in recent years, there can be no assurance that it will continue to be strong or that it will not decline in the future.

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

ITEM 7.a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate risk primarily through its borrowing activities. The Company has not used derivative financial instruments to hedge such risks. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If market rates were to increase immediately by 10 percent from levels at October 31, 1998, the fair value of the Company's borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   16
Consolidated Financial Statements:
  Consolidated Balance Sheets at October 31, 1998 and
     1997...................................................   17
  Consolidated Statements of Operations for the Years Ended
     October 31, 1998, 1997 and 1996........................   18
  Consolidated Statements of Shareholders' Equity for the
     Years Ended October 31, 1998, 1997 and 1996............   19
  Consolidated Statements of Cash Flows for the Years Ended
     October 31, 1998, 1997 and 1996........................   20
  Notes to Consolidated Financial Statements for the Years
     Ended October 31, 1998, 1997 and 1996..................   21

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Business Resource Group:

     We have audited the accompanying consolidated balance sheets of Business Resource Group and subsidiary (collectively the "Company") as of October 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1998. Our audits also included the financial statement schedule listed at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
San Jose, California
December 8, 1998

                     BUSINESS RESOURCE GROUP AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                 OCTOBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Current assets:
  Cash and equivalents......................................  $   412    $   274
  Accounts receivable, less allowance for doubtful accounts
     of $400 in 1998 and $90 in 1997........................   10,662     13,764
  Inventory.................................................    8,279      1,398
  Prepaids and other current assets.........................    2,411      2,076
                                                              -------    -------
          Total current assets..............................   21,764     17,512
Property and equipment -- net...............................    3,107      2,346
Other assets................................................    3,107        902
                                                              -------    -------
                                                              $27,978    $20,760
                                                              =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit............................................  $ 3,858    $    --
  Accounts payable..........................................    3,369      3,997
  Accrued liabilities.......................................    4,789      4,236
  Income taxes payable......................................      337         --
  Current portion of long-term debt.........................      336         --
                                                              -------    -------
          Total current liabilities.........................   12,689      8,233
Long-term debt..............................................      733         --
Deferred income tax liability...............................      160         75
Shareholders' equity:
  Preferred stock, par value $0.01 per share;
     2,000,000 shares authorized; no shares outstanding.....       --         --
  Common stock, par value $0.01 per share;
     50,000,000 shares authorized; outstanding:
     5,023,778 shares in 1998 and 4,913,712 shares in
      1997..................................................       50         49
  Additional paid-in capital................................   11,337     10,897
  Retained earnings.........................................    3,009      1,506
                                                              -------    -------
          Total shareholders' equity........................   14,396     12,452
                                                              -------    -------
                                                              $27,978    $20,760
                                                              =======    =======

                See notes to consolidated financial statements.

                     BUSINESS RESOURCE GROUP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED OCTOBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Net revenues:
  Workspace products........................................  $76,373    $58,303    $67,834
  Workspace services........................................   17,132     14,127     10,155
  Vendor commissions........................................       60        271        291
                                                              -------    -------    -------
          Total net revenues................................   93,565     72,701     78,280
                                                              -------    -------    -------
Cost of net revenues:
  Workspace products........................................   60,623     47,100     55,051
  Workspace services........................................   12,611     10,330      7,320
                                                              -------    -------    -------
          Total cost of net revenues........................   73,234     57,430     62,371
                                                              -------    -------    -------
Gross profit................................................   20,331     15,271     15,909
Selling, general and administrative expenses................   17,498     16,622     12,870
                                                              -------    -------    -------
Income/(loss) from operations...............................    2,833     (1,351)     3,039
Other income/(expense):
  Interest income/(expense).................................     (319)        66        124
  Gain on sale of assets....................................       55         --         --
                                                              -------    -------    -------
          Total other income/(expense)......................     (264)        66        124
                                                              -------    -------    -------
Income/(loss) before income taxes...........................    2,569     (1,285)     3,163
Income taxes................................................    1,066       (523)     1,309
                                                              -------    -------    -------
Net income/(loss)...........................................  $ 1,503    $  (762)   $ 1,854
                                                              =======    =======    =======
Net income/(loss) per share
  Basic.....................................................  $  0.30    $ (0.16)   $  0.38
                                                              =======    =======    =======
  Diluted...................................................  $  0.30    $ (0.16)   $  0.38
                                                              =======    =======    =======
Shares used in computation
  Basic.....................................................    4,963      4,902      4,844
                                                              =======    =======    =======
  Diluted...................................................    4,965      4,902      4,886
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                     BUSINESS RESOURCE GROUP AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                              COMMON STOCK        ADDITIONAL
                                           -------------------     PAID-IN      RETAINED
                                            SHARES      AMOUNT     CAPITAL      EARNINGS     TOTAL
                                           ---------    ------    ----------    --------    -------
Balances, October 31, 1995.............    4,820,743     $48       $10,558       $  414     $11,020
  Employee stock purchase program......       38,121       1           127           --         128
  Net income...........................           --      --            --        1,854       1,854
                                           ---------     ---       -------       ------     -------
Balances, October 31, 1996.............    4,858,864      49        10,685        2,268      13,002
  Employee stock purchase program......       54,848      --           212           --         212
  Net loss.............................           --      --            --         (762)       (762)
                                           ---------     ---       -------       ------     -------
Balances, October 31, 1997.............    4,913,712      49        10,897        1,506      12,452
  Employee stock purchase program......       10,066      --            24           --          24
  Issuance of warrants.................           --      --           167           --         167
  Issuance of common stock in
     connection with acquisition.......      100,000       1           249           --         250
  Net income...........................           --      --            --        1,503       1,503
                                           ---------     ---       -------       ------     -------
Balances, October 31, 1998.............    5,023,778     $50       $11,337       $3,009     $14,396
                                           =========     ===       =======       ======     =======

                See notes to consolidated financial statements.

                     BUSINESS RESOURCE GROUP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED OCTOBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Cash flows from operating activities:
  Net income (loss).........................................  $ 1,503    $  (762)   $ 1,854
Adjustments to reconcile to net cash provided (used) by
  operating activities:
     Depreciation and amortization..........................    1,060        766        455
     Gain on sale of property and equipment.................      (55)        --         --
     Warrants issued for services...........................      167         --         --
     Deferred income taxes..................................     (211)      (292)       (15)
     Changes in operating assets and liabilities
       (net of effect of acquisitions):
          Accounts receivable -- net........................    3,554      2,358     (8,533)
          Inventory.........................................   (6,391)      (424)       (52)
          Prepaids and other current assets.................      (12)      (449)      (318)
          Accounts payable..................................     (704)    (1,938)     3,583
          Accrued liabilities...............................      776      1,216        958
                                                              -------    -------    -------
          Net cash provided (used) by operating
            activities......................................     (313)       475     (2,068)
                                                              -------    -------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................   (1,562)      (928)    (1,549)
  Proceeds from sales of property and equipment.............       55         --         --
  Cash paid for acquisitions................................   (1,926)        --       (300)
  Other assets..............................................        2        (20)      (101)
                                                              -------    -------    -------
          Net cash used by investing activities.............   (3,431)      (948)    (1,950)
                                                              -------    -------    -------
Cash flows from financing activities:
  Bank overdraft increase (decrease)........................      819       (476)      (175)
  Repayment of notes payable and capital lease
     obligations............................................       --         --       (250)
  Issuance of common stock..................................       24        212        128
  Borrowings on line of credit -- net.......................    3,039         --         --
                                                              -------    -------    -------
          Net cash provided (used) by financing
            activities......................................    3,882       (264)      (297)
                                                              -------    -------    -------
Increase (decrease) in cash and equivalents.................      138       (737)    (4,315)
Cash and equivalents balances:
  Beginning of period.......................................      274      1,011      5,326
                                                              -------    -------    -------
  End of period.............................................  $   412    $   274    $ 1,011
                                                              =======    =======    =======
Supplemental disclosures of cash flow information --
  cash paid during the period for:
     Interest...............................................  $   319    $    --    $    39
                                                              =======    =======    =======
     Income taxes...........................................  $   200    $   470    $ 1,250
                                                              =======    =======    =======
Noncash investing and financing transactions:
  Sale of distribution rights for note receivable...........  $    --    $    --    $   177
                                                              =======    =======    =======
Acquisitions:
  Tangible assets acquired..................................  $ 1,030    $    --    $   333
  Intangible assets acquired................................    2,407         --        255
  Liabilities assumed.......................................     (192)        --       (288)
  Notes payable issued......................................   (1,069)        --         --
  Common stock issued.......................................     (250)        --         --
                                                              -------    -------    -------
          Cash paid for acquisitions........................  $ 1,926    $    --    $   300
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                     BUSINESS RESOURCE GROUP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

 1. SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS -- Business Resource Group markets a full range of new office workstation products, refurbished office systems furniture and related services such as facilities management outsourcing and consulting services, computer-aided facilities management, computerized space planning and design, project management, move management, installation, product specification and order management.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Business Resource Group and its wholly-owned subsidiary (collectively the "Company"). Intercompany transactions have been eliminated in consolidation.

     ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Such management estimates include the allowance for doubtful accounts, inventory reserves and certain accruals. Actual results could differ from those estimates.

     CONCENTRATIONS OF CREDIT RISK -- Financial instruments which potentially subject the Company to concentration of credit risk principally consist of cash, cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with what it believes are high credit quality financial institutions. The Company sells its products and services primarily to companies in California, Arizona and Texas. The Company maintains reserves for potential credit losses.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company believes that the carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and long-term debt approximated fair values at the date of the financial statements.

     CASH AND CASH EQUIVALENTS -- are highly liquid investments purchased with a maturity of three months or less.

     INVENTORIES -- are valued at the lower of cost or market and consist primarily of in transit products shipped directly to customers by suppliers.

     PROPERTY AND EQUIPMENT -- are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three to seven years for equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

     OTHER ASSETS -- Goodwill represents the excess of the purchase price over the estimated fair value of net assets of acquired businesses. Goodwill is being amortized on a straight-line basis over periods not exceeding twenty years. Goodwill amortization amounted to $215,000, $167,000, and $187,000 in fiscal years 1998, 1997 and 1996, respectively. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairments are recognized when the net book value of assets exceeds the future undiscounted cash flows attributable to such assets.

     REVENUE RECOGNITION -- Revenues from workspace product sales and vendor commissions are recognized at the start of installation of products at the customers facility. Service revenues are recognized upon customer acceptance of the project.

     STOCK BASED COMPENSATION -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees.

                     BUSINESS RESOURCE GROUP AND SUBSIDIARY

                  YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

     INCOME TAXES -- Deferred income taxes are provided for temporary differences between financial statements and income tax reporting.

     EARNINGS PER SHARE (EPS) -- Earnings per share are computed as basic EPS using the average number of common shares outstanding and diluted EPS using the average number of common and diluted common equivalent shares outstanding, in accordance with SFAS 128 (see Note 13).

     RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 1997, the Financial Accounting Standards Board ("FASB") adopted Statements of Financial Accounting Standards ("SFAS") 130, (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS 131, (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for the fiscal year beginning November 1, 1998.

     In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," was issued which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

 2. INVENTORIES (in thousands)

                                                              1998      1997
                                                             ------    ------
New furniture in-transit...................................  $7,517    $1,398
Refurbished................................................     762        --
                                                             ------    ------
Total inventories..........................................  $8,279    $1,398
                                                             ======    ======

 3. PROPERTY AND EQUIPMENT (in thousands)

                                                            1998       1997
                                                           -------    -------
Computer equipment.......................................  $ 3,581    $ 2,251
Office furniture and equipment...........................    1,412      1,177
Leasehold improvements...................................      146        146
                                                           -------    -------
                                                             5,139      3,574
Accumulated depreciation and amortization................   (2,032)    (1,228)
                                                           -------    -------
          Total property and equipment -- net............  $ 3,107    $ 2,346
                                                           =======    =======

 4. LONG-TERM DEBT AND LINE OF CREDIT (in thousands)

                                                              1998      1997
                                                             ------    ------
Unsecured term loans.......................................  $1,069    $   --
Less current portion.......................................    (336)       --
                                                             ------    ------
Long-term debt.............................................  $  733    $   --
                                                             ======    ======

     The Company has $1,069,000 of unsecured term loans outstanding, bearing interest at the rate of 6% per annum with principal payments through fiscal 2001.

                     BUSINESS RESOURCE GROUP AND SUBSIDIARY

                  YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

     The Company has a $15,000,000 revolving line of credit with an option on an additional $1.0 million term loan with a bank, which expires in August 1999. The line bears interest at prime (8.00% at October 31, 1998) and is secured by substantially all of the Company's assets. The line of credit contains restrictions with respect to certain payments (including dividends), additional debt, and the maintenance of minimum quick assets and stockholders equity. The Company currently maintains an irrevocable stand-by letter of credit in the amount of $3.0 million against this facility.

     Required principal payments of long-term debt are payable as follows: Year ending October 31, 1999 -- $336,000; 2000 -- $356,000; 2001 -- $377,000;
2002 -- $0; and 2003 -- $0.

 5. ACCRUED LIABILITIES (in thousands)

                                                               OCTOBER 31,
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
Customer deposits..........................................  $1,867    $2,201
Sales taxes payable........................................     284       546
Commissions payable........................................     667       512
Other liabilities..........................................   1,971       977
                                                             ------    ------
          Total accrued liabilities........................  $4,789    $4,236
                                                             ======    ======

 6. COMMITMENTS AND CONTINGENCIES

     The Company is obligated under leases of certain office and warehouse facilities expiring at various dates through 2003. Future minimum lease payments under these lease agreements at October 31, 1998 are as follows (in thousands):

                        YEARS ENDING
                        OCTOBER 31,
                        ------------
  1999......................................................  $1,204
  2000......................................................   1,109
  2001......................................................   1,018
  2002......................................................     995
  2003......................................................     995
                                                              ------
Total future minimum payments...............................  $5,321
                                                              ======

     Total rent charged to expense amounted to $955,000, $803,000 and $636,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

 7. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) Plan (tax deferred savings plan) which covers substantially all full-time employees. The plan requires that the Company make cash contributions equal to 25% of contributions made by participating employees. In fiscal 1998, 1997 and 1996, the Company contributed $107,000, $93,000, and $71,000 to the plan.

                     BUSINESS RESOURCE GROUP AND SUBSIDIARY

                  YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

 8. INCOME TAXES

     The provisions for income taxes consisted of the following (in thousands):

                                                     YEAR ENDED OCTOBER 31,
                                                    -------------------------
                                                     1998     1997      1996
                                                    ------    -----    ------
Current:
  Federal.........................................  $1,035    $(229)   $1,043
  State...........................................     242       (2)      281
                                                    ------    -----    ------
                                                     1,277     (231)    1,324
                                                    ------    -----    ------
Deferred:
  Federal.........................................    (195)    (207)      (25)
  State...........................................     (16)     (85)       10
                                                    ------    -----    ------
                                                      (211)    (292)      (15)
                                                    ------    -----    ------
          Total...................................  $1,066    $(523)   $1,309
                                                    ======    =====    ======

     The components of the actual deferred tax assets and liabilities at October 31, 1998 and 1997 were as follows (in thousands):

                                                               OCTOBER 31,
                                                              --------------
                                                              1998     1997
                                                              -----    -----
Deferred tax assets:
  Accruals recognized in different periods for tax
     purposes...............................................  $ 810    $ 477
  Amortization of intangibles...............................    104      138
  Deferred tax liabilities -- accelerated depreciation......   (264)    (176)
                                                              -----    -----
Net deferred tax assets.....................................  $ 650    $ 439
                                                              =====    =====

     Current deferred income tax assets of $767,000 and $514,000 at October 31, 1998 and 1997, respectively, are included in prepaids and other current assets.

     The following is a reconciliation of the effective income tax rates, for financial statement purposes:

                                                         YEAR ENDED OCTOBER 31,
                                                        ------------------------
                                                        1998      1997     1996
                                                        -----    ------    -----
Tax computed at federal statutory rate................  34.0%    (35.0)%   35.0%
State income taxes, net of federal effect.............   5.8      (6.1)     6.1
Other.................................................   1.7       0.4      0.3
                                                        ----     -----     ----
Effective income tax rate.............................  41.5%    (40.7)%   41.4%
                                                        ====     =====     ====

 9.  MAJOR CUSTOMERS AND VENDORS

     One customer represented 44%, 30%, and 37% of net revenues for the years ended October 31, 1998, 1997 and 1996, respectively.

     One vendor represented 43%, 24% and 35% of total purchases for the years ended October 31, 1998, 1997 and 1996, respectively.

10. WARRANTS

     The Company issued warrants in fiscal year 1995 to purchase 110,000 shares of common stock, at an exercise price per share of 120% of the initial offering price ($8.40 per share), to the underwriters who

                     BUSINESS RESOURCE GROUP AND SUBSIDIARY

                  YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

managed the initial public offering of the Company's common stock. The warrants are exercisable over a period of five years beginning from the date of the initial public offering (June 1995). The Company also issued a warrant in fiscal 1997 to purchase 60,000 shares of common stock, at an exercise price per share of $5.50 per share, to an advisor. Such warrant is exercisable at any time from April 1997 until it expires in April 2002. As of October 31, 1998, no warrants had been exercised.

11. STOCK OPTION PLANS AND STOCK PURCHASE PLANS

     Under the 1995 Stock Option Plan (the 1995 Plan), the Company may grant stock options at an exercise price of not less than 100% of fair market value on the date of the grant and non-statutory stock options at not less than 85% of the fair market value on the date of the grant. Stock options granted under the 1995 Plan for new employees generally become exercisable at the rate of 1/8 of the total shares granted six months after the date of the grant and 1/48 of the total number of shares granted each month thereafter. Generally, stock options granted for existing employees become exercisable at a rate of 1/48 of the total shares granted each month after the date of the grant. During fiscal 1998 and 1997, the Company increased the number of shares of common stock reserved for issuance under the 1995 Stock Option Plan (the 1995 Plan) from 1,700,000 to 2,200,000 and from 1,200,000 to 1,700,000, respectively.

     In March, 1998 the Company canceled stock options to purchase 361,992 shares of the Company's common stock price at prices ranging from $3.375 to $7.000 and exchanged them for options to purchase 361,992 shares of the Company's common stock at the then current market value of $3.187 per share with new vesting periods. The vesting for exchanged options was 50% of the shares on the one year anniversary of the date of grant and 1/24 of the total number of shares granted each month thereafter.

     Under the 1995 Directors' Stock Option Plan (the Directors' Plan) non-employee directors of the Company receive an initial grant of non-statutory stock options on the date they join the Board and automatic annual grants of non-statutory stock options issued on the first day of each fiscal year to all non-employee directors of the Company who have served at least three months as of such grant date. Options are granted under the Directors' Plan at an exercise price equal to the fair market value on the grant date. Initial grants become exercisable ratably over four years and automatic grants become exercisable four years after the date of grants. A total of 175,000 shares of common stock have been reserved for issuance under the Directors' Plan.

     Option activity under the plans is as follows:

                                             1998                   1997                   1996
                                     --------------------    -------------------    -------------------
                                                 WEIGHTED               WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE                AVERAGE
                                                 EXERCISE               EXERCISE               EXERCISE
                                      OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                     ---------   --------    --------   --------    --------   --------
Outstanding -- beginning of year...    737,863    $4.75       865,844    $5.12       546,805    $5.98
Granted............................  1,177,086    $3.10       295,742    $4.24       475,250    $4.24
Exercised..........................         --       --       (34,051)   $4.00            --       --
Canceled...........................   (643,573)   $4.70      (389,672)   $5.43      (156,211)   $5.47
Outstanding -- end of year.........  1,271,436    $3.28       737,863    $4.65       865,844    $5.12
Exercisable at end of year.........    293,695    $3.53       243,315    $4.89       249,732    $5.57

                     BUSINESS RESOURCE GROUP AND SUBSIDIARY

                  YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

     Weighted-average fair value of options granted during the year was $3.10 per share in 1998, $3.06 per share in 1997 and $3.07 per share in 1996.

     Outstanding and Exercisable By Price Range as of October 31, 1998:

                               OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                               -------------------                    ----------------------------
                                    WEIGHTED
                                     AVERAGE            WEIGHTED                       WEIGHTED
   RANGE OF        NUMBER           REMAINING           AVERAGE         NUMBER         AVERAGE
EXERCISE PRICE   OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------  -----------   -------------------   --------------   -----------   --------------
$2.625 - $5.000   1,211,436          4.3 yrs             $3.141         258,695         $3.151
$5.001 - $7.000      60,000          7.1 yrs             $6.042          35,000         $6.304
                  ---------          -------             ------         -------         ------
$2.625 - $7.000   1,271,436          4.4 yrs             $3.278         293,695         $3.526

     Under the 1995 Employee Stock Purchase Plan (Purchase Plan) eligible employees may purchase common stock through payroll deductions of up to 10% of their compensation at a purchase price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of each six-month offering period. A total of 200,000 shares of common stock have been reserved for issuance under the Purchase Plan. There were 10,066 and 20,797 shares issued under the Employee Stock Purchase Plan in fiscal 1998 and 1997, respectively.

ADDITIONAL STOCK PLAN INFORMATION

     As discussed in the Statement of Accounting Policies, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation cost has been recognized in the financial statements for its stock plans.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company used the fair value method to account for its stock-based compensation awards granted subsequent to October 31, 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. The Black-Scholes model used by the Company to calculate option values for purposes of this note, as well as other currently accepted option valuation models, were developed to estimate the fair value of stock options that are freely tradable and fully transferable and that have no vesting restrictions. These models also require highly subjective assumptions, including future stock price volatility and expected term until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable measure of the fair value of the Company's option awards.

                     BUSINESS RESOURCE GROUP AND SUBSIDIARY

                  YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

     The Company's calculations were made using the Black-Scholes multiple option-pricing model. The following weighted average assumptions were used: expected option life of 12 months beyond each respective vesting period; risk-free interest rates of 4.6% in fiscal 1998 and 6.0% in fiscal 1997 and 1996; expected stock volatility of 70% in fiscal 1998 and 88% in fiscal 1997 and 1996 and a dividend yield of zero. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

                                                             1998          1997           1996
                                                          ----------    -----------    ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income/(loss):
  As reported...........................................    $1,503        $  (762)       $1,854
  Pro forma.............................................    $1,183        $(1,241)       $1,536
Basic & Diluted income/(loss) per share:
  As reported...........................................    $ 0.30        $ (0.16)       $ 0.38
  Pro forma.............................................    $ 0.24        $ (0.25)       $ 0.31

12. ACQUISITIONS

     In May 1998, the Company acquired, in a purchase transaction, certain assets and assumed certain liabilities of OFN, Inc. in exchange for $2,093,000 in cash, the Company's promissory note in the aggregate principal amount of $1,069,205, and 100,000 shares of the Company's Common Stock. OFN, Inc. is a San Diego based refurbisher of office workstations.

     In January 1996, the Company acquired, in a purchase transaction, certain assets and assumed certain liabilities of Corporate Source for a purchase price of $300,000 in cash.

     Results of operations include those operations relating to the acquired companies' assets and liabilities from the date of acquisition. In connection with these acquisitions, the Company recorded intangible assets consisting primarily of goodwill, totaling $2,407,000 for OFN, Inc. and $335,000 for Corporate Source, which will be amortized over twenty years and three years, respectively.

     Had these acquisitions taken place at the beginning of fiscal 1997 and 1996, unaudited pro forma net revenues would have been approximately $76.1 million and $79.3 million, respectively. Pro forma net loss would have been approximately $(529,000) and basic and diluted net loss per share would have been approximately $(0.11) per share for fiscal 1997 and would not have changed significantly for fiscal 1996.

13. PER SHARE INFORMATION

     Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive effects of stock options. Basic and diluted earnings per share for the fiscal years ended October 31, 1998, 1997 and 1996, respectively, are calculated as follows:

                                                               1998      1997      1996
                                                              ------    ------    ------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Basic weighted average shares outstanding...................  4,963     4,902     4,844
Dilutive effect of options..................................      2        --        42
                                                              -----     -----     -----
Diluted weighted average shares outstanding.................  4,965     4,902     4,886
                                                              =====     =====     =====

                     BUSINESS RESOURCE GROUP AND SUBSIDIARY

                  YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

14. SELECTED QUARTERLY DATA (UNAUDITED)

     The following presents unaudited quarterly operating results for fiscal years ended October 31, 1998 and 1997:

                                                   JANUARY 31,    APRIL 30,    JULY 31,    OCTOBER 31,
                                                   -----------    ---------    --------    -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1998
  Net revenues...................................    $18,283       $21,810     $26,281       $27,191
  Gross profit...................................      3,799         4,729       5,850         5,953
  Net income.....................................        137           313         517           536
  Basic earnings per share.......................    $   .03       $   .06     $   .10       $   .11
  Diluted earnings per share.....................    $   .03       $   .06     $   .10       $   .11
FISCAL 1997
  Net revenues...................................    $22,312       $22,526     $12,884       $14,979
  Gross profit...................................      4,749         4,922       2,487         3,113
  Net income.....................................        509           534      (1,001)         (804)
  Basic earnings per share.......................    $   .10       $   .11     $  (.20)      $  (.16)
  Diluted earnings per share.....................    $   .10       $   .11     $  (.20)      $  (.16)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held March 4, 1999 and the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company is incorporated by reference from the information under the caption "Election of Directors -- Nominees" in the Registrant's Proxy Statement.

     The executive officers of the Company, and their ages as of October 31, 1998, are as follows:

                NAME                   AGE                       POSITION
                ----                   ---                       --------
John W. Peth.........................  50    President, Chief Executive Officer and Director
Brian D. McNay.......................  42    Executive Vice President of Sales and Director
John M. Palmer.......................  40    Vice President, Finance and Chief Financial
                                             Officer
Jeffrey Tuttle.......................  41    Executive Vice President of Marketing and
                                             Director

     Mr. Peth has served as President and Chief Executive Officer since December 1997 and also served as Chief Financial Officer from December 1997 to February 1998 and as a director of the Company since April 1995. From July 1997 to December 1997, Mr. Peth was a consultant to the Company. From June 1996 to March 1997, Mr. Peth served as Acting President and Chief Executive Officer of Tab Products Co. ("TAB"), an office filing and furniture systems manufacturer and distributor. From April 1991 until June 1997, Mr. Peth served as Executive Vice President and Chief Operating Officer of TAB. From August 1984 to April 1991, Mr. Peth served as the managing partner of the San Jose region of Deloitte & Touche LLP and one of its predecessor accounting firms. Mr. Peth is also a director of Aspect Telecommunications, Inc., a provider of call transaction processing systems. Mr. Peth received his BA degree in Economics in 1970 from the University of California at Santa Barbara, and an MBA from the University of California at Los Angeles in 1972.

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

     Mr. Palmer has served as Vice President, Finance and Chief Financial Officer since February 1998. From August 1994 to February 1998 Mr. Palmer served as Vice President, Finance and Chief Financial Officer of TAB, an office filing and furniture systems manufacturer and distributor. From September 1992 to August 1994, he served as Vice President, Finance for Tab Products of Canada, Limited. From January 1986 to September 1992 Mr. Palmer served as Controller of Wright Line of Canada Ltd. He received his C.G.A. designation from the Certified General Accountants Association of Canada in 1985.

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

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the caption "Compensation Committee Report on Executive Compensation" in the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information under the captions "Compensation Committee Report on Executive Compensation" and "Transactions with Management and Others" in the Registrant's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

     (1) FINANCIAL STATEMENTS

         See index to Financial Statements at Item 8 of this report.

     (2) FINANCIAL STATEMENT SCHEDULE

         Schedule II -- Valuation and Qualifying Accounts (see page 38).

     (3) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Articles of Incorporation of
          Registrant.(1)
 3.2      Amended and restated bylaws of Registrant.(1)
 4.1      Buy and Sell Agreement dated October 31, 1987, as amended on
          March 15, 1988, August 17, 1994, October 27, 1994 and April
          22, 1995 among the Registrant, Brian McNay, Charles Winter,
          Jeffrey Tuttle, Alison Lazarus and Jeffrey Bernstein.(1)
10.1      1995 Stock Option Plan, as amended and forms of agreements thereunder.(8)
10.2      1995 Directors' Stock Option Plan and form of option
          agreement thereunder.(1)
10.3      1995 Employee Stock Purchase Plan and form of subscription agreement thereunder.(1)
10.4      Form of Directors' and Officers' Indemnification
          Agreement.(1)
10.5      Form of Common Stock Purchase Warrant.(1)
10.6      North First Street Plaza Lease Agreement dated May 28, 1991, as amended on December 21, 1993, between the Registrant and
          Wells Fargo Bank, N.A.(1)
10.6A     Second Amendment to Lease between the Registrant and Wells
          Fargo Bank, NA, dated November 30, 1995 with respect to
          premises at 2150 N. First Street, San Jose, CA 95131.(3)
10.7      Sublease Agreement dated January 15, 1995, as amended on
          April 20, 1995, by and between the Registrant and First
          Franklin Financial Corporation.(1)
10.8      Lease Agreement dated June 10, 1994 between the Registrant and Alexander M. Maisin, Trustee of the Alexander M. and
          June L. Maisin Revocable Trust.(1)
10.9      Business Loan Agreements between the Registrant and Silicon
          Valley Bank, including related promissory notes and
          amendments thereto.(1)
10.9A     Business Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated January 16, 1996.(3)
10.9B     Business Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated March 6, 1996.(3)
10.9C     Business Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated March 13, 1996.(3)
10.10     Commercial Security Agreement dated March 15, 1988, as
          amended on February 25, 1993, between the Registrant and
          Silicon Valley Bank.(1)
10.11     Direct Sales Representative Agreement dated October 5, 1994 between the Registrant and TAB Products Co.(1)
10.12     Letter Agreement dated April 28, 1995 between the Registrant and Landmark Pacific Group, Inc.(1)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.13     Letter Agreement dated April 30, 1995 between the Registrant and Refurbished Panel Systems.(1)
10.14     Asset Purchase Agreement dated September 27, 1995 between
          the Registrant and RST & Associates, Inc.(4)
10.15     Assignment and Assumption of Lease between RST & Associates,
          Inc. and the Registrant dated September 1, 1995 with respect to premises at 2010 East University, Tempe, Arizona.(4)
10.16     Assignment and Assumption of Lease between RST & Associates
          Inc. and the Registrant dated September 27, 1995 with
          respect to premises at 3957 East Speedway, Tucson,
          Arizona.(4)
10.17     Assignment and Assumption of Lease between RST & Associates
          Inc. and the Registrant dated September 27, 1995 with
          respect to premises at 5140 South Rogers, Las Vegas,
          Nevada.(4)
10.18     Purchase Agreement between Cisco Systems, Inc., Teknion,
          Inc., Teknion International and the Registrant effective as of September 1, 1995.(4)
10.19     Master Lease and Lease Renewal Agreement between the
          Registrant and OMI Properties Inc., dated July 21, 1995 and
          February 1, 1996, respectively, for facilities located at
          130 Andover Park East, Suite 204, Tukwila, WA 98188.(3)
10.20     Master Lease Agreement between the Registrant and IM Joint
          Venture, dated June 23, 1995, for facilities located at
          Infomart Suite 5001, 1950 Stemmons Freeway, Dallas, Texas
          75207.(3)
10.21     Asset Purchase Agreement dated January 25, 1996 between the
          Registrant and Darthmouth Group, Inc. d/b/a Corporate
          Source.(3)
10.22     Assignment and Assumption of Lease between the Registrant
          and Corporate Source, dated January 25, 1996 with respect to premises at 2811 McKinney Avenue, Suite 18, Dallas, Texas
          75204.(3)
10.23     Assignment and Assumption of Lease between the Registrant
          and Corporate Source, dated January 25, 1996 with respect to premises at 1367 & 1369 Glenville Drive, Richardson, Texas
          75081.(3)
10.24     Vehicle Lease Service Agreement between the Company and
          Penske Truck Leasing Co., L.P., dated January 23, 1996.(3)
10.25     Master Lease Agreement between the Registrant and
          Southwestern Bell Telephone Company Inc., dated May 2, 1996 for facilities located at 105 Auditorium Circle, San
          Antonio, Texas 78209.(5)
10.26     Third Amendment to Lease between the Registrant and Wells
          Fargo Bank, NA, dated August 5, 1996 with respect to
          premises at 2150 N. First Street, San Jose, CA 95131.(5)
10.27     Amended and Restated Loan and Security Agreement between the
          Registrant and Silicon Valley Bank, dated July 3, 1996.(5)
10.28     Master Lease Agreement between the Registrant and Centennial
          Plaza, LLC, dated October 4, 1996 for facilities located at
          Centennial Airport Plaza Building, 12200 E. Briarwood
          Avenue, Suite 199, Englewood, Colorado 80112.(4)
10.29     Master Lease Agreement between the Registrant and Amberjack
          Ltd., dated December 16, 1996 for facilities located at 1515
          E. Missouri, Phoenix, AZ 85014.(4)
10.30     Common Stock Purchase Warrant Agreement between the Company and Gateway Advisors dated April 21, 1997.(6)
10.31     Revolving Credit Loan and Security Agreement between the
          Company and Comerica Bank dated August 8, 1997.(7)
10.32     Severance and Mutual Release Agreement between the Company and Charles J. Winter dated December 17, 1997.(8)
10.33     Stand by Letter of Credit with Comerica Bank.(9)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.34     Amended Stand by Letter of Credit with Comerica Bank.(9)
10.35     Collateral Security Agreement with Teknion, Inc.(9)
10.36     Asset Purchase Agreement dated May 22, 1998 between the
          Registrant, OFN, Inc., BRG Acquisition Corp. and David &
          Rebecca Nagorski, Husband and Wife as Joint Tenants.(10)
10.37     Assignment and Assumption of Lease between the Registrant
          and OFN Inc., dated May 22, 1998 with respect to premises at
          8060 Arjons Drive, San Diego, California.(2)
10.38     Consulting Services Agreement between the Registrant and
          Hewlett-Packard Company dated May 1998.(2)
10.39     Commercial Lease Agreement between the Registrant and Crow
          Carrara No. 2 dated October 8, 1997 with respect to premises at 2015 Surveyer Boulevard, Carrollton, Texas .(2)
10.40     Retail Lease Agreement between the Registrant and Blue Jean
          Equities West dated August 11, 1998 with respect to premises at 1225 Battery Street, San Francisco, California.(2)
10.41     Office Lease Agreement between the Registrant and Scottsdale
          Spectrum, L.L.C. dated October 7, 1998 with respect to
          premises at 6720 North Scottsdale Road, Phoenix, Arizona.(2)
22.1      Subsidiary of Registrant.(2)
23.1      Independent Auditor's Consent.(2)
24.1      Power of Attorney (see page 37).(2)
27        Financial Data Schedule.(2)

---------------
 (1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-46527), which became effective on June 27, 1995.

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

 (8) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits," of the Registrant's Form 10-K dated January 26, 1998.

 (9) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Registrant's Form 10-Q dated March 11, 1998.

(10) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Registrant's Form 8-K/A dated July 31, 1998.

(b) Reports on Form 8-K:

     The Company filed a report on Form 8-K dated June 8, 1998 and a related report on Form 8-K/A dated July 31, 1998 related to the acquisition of OFN, Inc.

     The Company filed a report on Form 8-K dated December 1, 1998 related to Common Stock ownership of certain beneficial owners and management.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BUSINESS RESOURCE GROUP

Date: January 25, 1999                    By: /s/ JOHN W. PETH
                                            ------------------------------------
                                            John W. Peth
                                            President, Chief Executive Officer
                                              and Director

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Peth and John M. Palmer, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                       SIGNATURE                                     TITLE                    DATE
                       ---------                                     -----                    ----

/s/ JOHN W. PETH                                          President, Chief Executive    January 25, 1999
--------------------------------------------------------  Officer and Director
(John W. Peth)                                            (Principal Executive
                                                          Officer)

/s/ BRIAN D. MCNAY                                        Executive Vice President of   January 25, 1999
--------------------------------------------------------  Sales and Director
(Brian D. McNay)

/s/ JEFFREY TUTTLE                                        Executive Vice President of   January 25, 1999
--------------------------------------------------------  Marketing, Secretary and
(Jeffrey Tuttle)                                          Director

/s/ JOHN M. PALMER                                        Vice President, Finance and   January 25, 1999
--------------------------------------------------------  Chief Financial Officer
(John M. Palmer)                                          (Principal Financial and
                                                          Accounting Officer)

/s/ HARRY S. ROBBINS                                      Director                      January 25, 1999
--------------------------------------------------------
(Harry S. Robbins)

/s/ JACK A. BRADLEY                                       Director                      January 25, 1999
--------------------------------------------------------
(Jack A. Bradley)

                            BUSINESS RESOURCE GROUP

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS )

                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                            BEGINNING    COSTS AND      OTHER                        END OF
               DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(1)     PERIOD
               -----------                  ----------   ----------   ----------   -------------   ----------
Allowance for doubtful accounts:
  Fiscal 1996.............................     125           --          --             (68)           57
  Fiscal 1997.............................      57           33          --              --            90
  Fiscal 1998.............................      90          397          --             (87)          400

---------------
(1) Charge off of accounts, net of recoveries.

                                 EXHIBIT INDEX

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                               PAGE
-------                           -----------                           ------------
 3.1      Amended and Restated Articles of Incorporation of
          Registrant.(1)..............................................
 3.2      Amended and restated bylaws of Registrant.(1)...............
 4.1      Buy and Sell Agreement dated October 31, 1987, as amended on
          March 15, 1988, August 17, 1994, October 27, 1994 and April
          22, 1995 among the Registrant, Brian McNay, Charles Winter,
          Jeffrey Tuttle, Alison Lazarus and Jeffrey Bernstein.(1)....
10.1      1995 Stock Option Plan, as amended and forms of agreements thereunder.(8)..............................................
10.2      1995 Directors' Stock Option Plan and form of option
          agreement thereunder.(1)....................................
10.3      1995 Employee Stock Purchase Plan and form of subscription agreement thereunder.(1)....................................
10.4      Form of Directors' and Officers' Indemnification
          Agreement.(1)...............................................
10.5      Form of Common Stock Purchase Warrant.(1)...................
10.6      North First Street Plaza Lease Agreement dated May 28, 1991, as amended on December 21, 1993, between the Registrant and
          Wells Fargo Bank, N.A.(1)...................................
10.6A     Second Amendment to Lease between the Registrant and Wells
          Fargo Bank, NA, dated November 30, 1995 with respect to
          premises at 2150 N. First Street, San Jose, CA 95131.(3)....
10.7      Sublease Agreement dated January 15, 1995, as amended on
          April 20, 1995, by and between the Registrant and First
          Franklin Financial Corporation.(1)..........................
10.8      Lease Agreement dated June 10, 1994 between the Registrant and Alexander M. Maisin, Trustee of the Alexander M. and
          June L. Maisin Revocable Trust.(1)..........................
10.9      Business Loan Agreements between the Registrant and Silicon
          Valley Bank, including related promissory notes and
          amendments thereto.(1)......................................
10.9A     Business Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated January 16, 1996.(3).........
10.9B     Business Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated March 6, 1996.(3)............
10.9C     Business Loan Modification Agreement between the Registrant and Silicon Valley Bank, dated March 13, 1996.(3)...........
10.10     Commercial Security Agreement dated March 15, 1988, as
          amended on February 25, 1993, between the Registrant and
          Silicon Valley Bank.(1).....................................
10.11     Direct Sales Representative Agreement dated October 5, 1994 between the Registrant and TAB Products Co.(1)..............
10.12     Letter Agreement dated April 28, 1995 between the Registrant and Landmark Pacific Group, Inc.(1).........................
10.13     Letter Agreement dated April 30, 1995 between the Registrant and Refurbished Panel Systems.(1)...........................
10.14     Asset Purchase Agreement dated September 27, 1995 between
          the Registrant and RST & Associates, Inc.(4)................
10.15     Assignment and Assumption of Lease between RST & Associates,
          Inc. and the Registrant dated September 1, 1995 with respect to premises at 2010 East University, Tempe, Arizona.(4).....

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                               PAGE
-------                           -----------                           ------------
10.16     Assignment and Assumption of Lease between RST & Associates
          Inc. and the Registrant dated September 27, 1995 with
          respect to premises at 3957 East Speedway, Tucson,
          Arizona.(4).................................................
10.17     Assignment and Assumption of Lease between RST & Associates
          Inc. and the Registrant dated September 27, 1995 with
          respect to premises at 5140 South Rogers, Las Vegas,
          Nevada.(4)..................................................
10.18     Purchase Agreement between Cisco Systems, Inc., Teknion,
          Inc., Teknion International and the Registrant effective as of September 1, 1995.(4)....................................
10.19     Master Lease and Lease Renewal Agreement between the
          Registrant and OMI Properties Inc., dated July 21, 1995 and
          February 1, 1996, respectively, for facilities located at
          130 Andover Park East, Suite 204, Tukwila, WA 98188.(3).....
10.20     Master Lease Agreement between the Registrant and IM Joint
          Venture, dated June 23, 1995, for facilities located at
          Infomart Suite 5001, 1950 Stemmons Freeway, Dallas, Texas
          75207.(3)...................................................
10.21     Asset Purchase Agreement dated January 25, 1996 between the
          Registrant and Darthmouth Group, Inc. d/b/a Corporate
          Source.(3)..................................................
10.22     Assignment and Assumption of Lease between the Registrant
          and Corporate Source, dated January 25, 1996 with respect to premises at 2811 McKinney Avenue, Suite 18, Dallas, Texas
          75204.(3)...................................................
10.23     Assignment and Assumption of Lease between the Registrant
          and Corporate Source, dated January 25, 1996 with respect to premises at 1367 & 1369 Glenville Drive, Richardson, Texas
          75081.(3)...................................................
10.24     Vehicle Lease Service Agreement between the Company and
          Penske Truck Leasing Co., L.P., dated January 23,
          1996.(3)....................................................
10.25     Master Lease Agreement between the Registrant and
          Southwestern Bell Telephone Company Inc., dated May 2, 1996 for facilities located at 105 Auditorium Circle, San
          Antonio, Texas 78209.(5)....................................
10.26     Third Amendment to Lease between the Registrant and Wells
          Fargo Bank, NA, dated August 5, 1996 with respect to
          premises at 2150 N. First Street, San Jose, CA 95131.(5)....
10.27     Amended and Restated Loan and Security Agreement between the
          Registrant and Silicon Valley Bank, dated July 3,
          1996.(5)....................................................
10.28     Master Lease Agreement between the Registrant and Centennial
          Plaza, LLC, dated October 4, 1996 for facilities located at
          Centennial Airport Plaza Building, 12200 E. Briarwood
          Avenue, Suite 199, Englewood, Colorado 80112.(4)............
10.29     Master Lease Agreement between the Registrant and Amberjack
          Ltd., dated December 16, 1996 for facilities located at 1515
          E. Missouri, Phoenix, AZ 85014.(4)..........................
10.30     Common Stock Purchase Warrant Agreement between the Company and Gateway Advisors dated April 21, 1997.(6)...............
10.31     Revolving Credit Loan and Security Agreement between the
          Company and Comerica Bank dated August 8, 1997.(7)..........
10.32     Severance and Mutual Release Agreement between the Company and Charles J. Winter dated December 17, 1997.(8)...........
10.33     Stand by Letter of Credit with Comerica Bank.(9)............
10.34     Amended Stand by Letter of Credit with Comerica Bank.(9)....

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                               PAGE
-------                           -----------                           ------------
10.35     Collateral Security Agreement with Teknion, Inc.(9).........
10.36     Asset Purchase Agreement dated May 22, 1998 between the
          Registrant, OFN, Inc., BRG Acquisition Corp. and David &
          Rebecca Nagorski, Husband and Wife as Joint Tenants.(10)....
10.37     Assignment and Assumption of Lease between the Registrant
          and OFN Inc., dated May 22, 1998 with respect to premises at
          8060 Arjons Drive, San Diego, California.(2)................
10.38     Consulting Services Agreement between the Registrant and
          Hewlett-Packard Company dated May 1998.(2)..................
10.39     Commercial Lease Agreement between the Registrant and Crow
          Carrara No. 2 dated October 8, 1997 with respect to premises at 2015 Surveyer Boulevard, Carrollton, Texas.(2)...........
10.40     Retail Lease Agreement between the Registrant and Blue Jean
          Equities West dated August 11, 1998 with respect to premises at 1225 Battery Street, San Francisco, California.(2).......
10.41     Office Lease Agreement between the Registrant and Scottsdale
          Spectrum, L.L.C. dated October 7, 1998 with respect to
          premises at 6720 North Scottsdale Road, Phoenix,
          Arizona.(2).................................................
22.1      Subsidiary of Registrant.(2)................................
23.1      Independent Auditor's Consent.(2)...........................
24.1      Power of Attorney (see page 37).(2).........................
27        Financial Data Schedule.(2).................................

---------------
 (1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-46527), which became effective on June 27, 1995.

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

 (8) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits," of the Registrant's Form 10-K dated January 26, 1998.

 (9) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits," of the Registrant's Form 10-Q dated March 11, 1998.

(10) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Registrant's Form 8-K/A dated July 31, 1998.