Form 10-Q
period 1999-01-31
BUSINESS RESOURCE GROUP
filed 1999-03-17
CIK 945028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    -----------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

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

                     [X] Yes                         [ ] No


At January 31, 1999 there were 5,050,045 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION                                                    PAGE
Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of
         January 31, 1999 and October 31, 1998 .................................    3

         Condensed Consolidated Statements of Income for
         the Three Months ended January 31, 1999 and 1998 ......................    4

         Condensed Consolidated Statements of Cash
         Flows for the Three Months ended January 31,
         1999 and 1998..........................................................    5

         Notes to Condensed Consolidated Financial
         Statements.............................................................    6

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Introduction ..........................................................    8

         Results of Operations .................................................    8

         Liquidity and Capital Resources........................................    9

Item 3:  Quantitative and Qualitative Disclosures
         about Market Risks ....................................................   12

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings .....................................................   12

Item 2:  Changes in Securities and Use of Proceeds..............................   12

Item 3:  Defaults Upon Senior Securities .......................................   12

Item 4:  Submission of Matters to a Vote of
         Security Holders ......................................................   12

Item 5:  Other Information .....................................................   12

Item 6:  Exhibits and Reports on Form 8-K ......................................   12


SIGNATURES......................................................................   13


PART I -- FINANCIAL INFORMATION

Item 1:  Condensed Consolidated Financial Statements


                             BUSINESS RESOURCE GROUP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                   JANUARY 31,          OCTOBER 31,
                                                      1999                 1998
                                                   -----------          -----------
                                                   (UNAUDITED)

ASSETS

Current assets:
      Cash and equivalents                           $   397              $   412
      Accounts receivable, net                        12,264               10,662
      Inventory                                       11,396                8,279
      Prepaids and other current assets                1,933                2,411
                                                     -------              -------
          Total current assets                        25,990               21,764

Property and equipment, net                            3,205                3,107
Other assets                                           3,053                3,107
                                                     -------              -------
                                                     $32,248              $27,978
                                                     =======              =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Line of credit                                 $ 9,712              $ 3,858
      Accounts payable                                 2,178                3,369
      Accrued liabilities                              4,115                4,789
      Income taxes payable                               237                  337
      Current portion of long-term debt                  336                  336
                                                     -------              -------
          Total current liabilities                   16,578               12,689

Long-term debt                                           733                  733
Deferred income tax liability                            160                  160

Shareholders' equity:
      Common stock                                        50                   50
      Additional paid in capital                      11,357               11,337
      Retained earnings                                3,370                3,009
                                                     -------              -------
          Total shareholders' equity                  14,777               14,396
                                                     -------              -------
                                                     $32,248              $27,978
                                                     =======              =======


The balance sheet at October 31, 1998 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                             BUSINESS RESOURCE GROUP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                       THREE MONTHS ENDED
                                                            January 31,
                                                  -------------------------------
                                                    1999                   1998
                                                  --------               --------

Net revenues:
      Workspace products                          $ 21,348               $ 15,317
      Workspace services                             4,669                  2,966
                                                  --------               --------
           Total net revenues                       26,017                 18,283
                                                  --------               --------

Cost of net revenues:
      Workspace products                            17,173                 12,216
      Workspace services                             3,471                  2,268
                                                  --------               --------
           Total cost of net revenue                20,644                 14,484
                                                  --------               --------

Gross profit                                         5,373                  3,799

Selling, general and
      administrative expenses                        4,621                  3,558
                                                  --------               --------

Income from operations                                 752                    241
                                                  --------               --------

Interest and other expense, net                       (136)                    (9)
                                                  --------               --------

Income before income tax                               616                    232

Provision for income tax                              (255)                   (95)
                                                  --------               --------

Net income                                        $    361               $    137
                                                  ========               ========

Net earnings per share
      Basic                                       $   0.07               $   0.03
                                                  ========               ========

      Diluted                                     $   0.07               $   0.03
                                                  ========               ========




            See notes to condensed consolidated financial statements

                             BUSINESS RESOURCE GROUP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                 January 31,
                                                                        -----------------------------
                                                                          1999                  1998
                                                                        -------               -------

OPERATING ACTIVITIES:
     Net earnings                                                       $   361               $   137
     Adjustments to reconcile to net cash (used) /
         provided by operating activities:
        Depreciation and amortization                                       275                   165
        Gain on sale of property and equipment                               (2)                    -
        Warrants issued for services                                          -                    91
        Changes in operating assets and liabilities:
            Accounts receivable                                          (1,602)                  (70)
            Inventory                                                    (3,117)                 (950)
            Prepaids and other current assets                               478                   (93)
            Accounts payable                                             (1,191)                  193
            Accrued liabilities                                            (674)                   (4)
            Income taxes payable                                           (100)                   95
                                                                        -------               -------
                Net cash (used) by operating activities:                 (5,572)                 (436)

INVESTING ACTIVITIES:
     Purchase of property and equipment                                    (319)                 (130)
     Proceeds from sale of property and equipment                             2                     -
     Change in other assets                                                   -                    (3)
                                                                        -------               -------
                Net cash (used) by investing activities:                   (317)                 (133)

FINANCING ACTIVITIES:
        Change in bank overdraft                                              -                   295
        Borrowings against line of credit                                 5,854                     -
        Issuance of common stock, net compensation                           20                     -
                                                                        -------               -------
                Net cash provided by financing activities:                5,874                   295

Net (decrease) in cash and equivalents                                      (15)                 (274)

CASH AND EQUIVALENTS BALANCES:
     Beginning of period                                                    412                   274
                                                                        -------               -------
     End of period                                                      $   397                   $ -
                                                                        =======               =======

Supplemental disclosures of cash flow
     information
     Cash paid during the period for:
        Interest                                                        $   105                   $ -
                                                                        =======               =======
        Income taxes                                                    $   269                   $ -
                                                                        =======               =======


            See notes to condensed consolidated financial statements

                             BUSINESS RESOURCE GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   The financial information as of January 31, 1999, and for the three month periods ended January 31, 1999 and 1998, respectively, is unaudited. In the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of such periods. The accompanying condensed financial statements should be read together with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles.

NOTE 2.  BASIC AND DILUTED SHARE INFORMATION

Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                                                             THREE MONTHS ENDED
                                                                 JANUARY 31,
                                                         --------------------------
                                                          1999                 1998
                                                         ------              ------
                                                               (IN THOUSANDS)
 Net earnings .............................              $  361              $  137
                                                         ======              ======

 Weighted average common shares outstanding               5,032               4,914

 Common equivalent shares:
       Stock options ......................                  80                  16
                                                         ------              ------
Total common stock and common
   stock equivalents ......................               5,112               4,930
                                                         ======              ======

Options to purchase 155,100 and 284,662 shares of common stock were outstanding during the first quarter of the Company's fiscal years 1999 and 1998, respectively, but were not included in the computation of diluted EPS for such quarters because the exercise price of outstanding options was greater than the average fair market value of the common shares.

NOTE 3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") adopted Statements of Financial Accounting Standards ("SFAS") 130, (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS 131, (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for the fiscal year beginning November 1, 1998. The Company is currently evaluating to determine if it has reportable segments under SFAS 131. With respect to SFAS 130, the Company had no items of comprehensive income other than net income during either quarter ended January 31, 1999 or 1998.

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


NOTE 4.  SUBSEQUENT EVENT

On February 1, 1999, the Company, through its wholly owned subsidiary RN Acquisition Corp, acquired substantially all of the assets of Re'Nu Office Systems, Inc., a California Corporation, Re'Nu South, Inc., a California Corporation and wholly owned subsidiary of Re'Nu Office Systems, and Re'Nu Office Systems, Inc., a Nevada Corporation and wholly owned subsidiary of Re'Nu Office Systems. The purchase price paid by the Company was 100,000 shares of Common Stock of the Company, $2.0 million in cash and an earn out of up to the aggregate amount of $2.0 million to be paid over three years based upon annual operating income objectives of RN Acquisition Corp. In connection with this purchase, the Company borrowed $2,000,000 against the Company's $15.0 million credit facility.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION:


     Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Such forward-looking statements include, without limitation, statements relating to the Company's future revenue, gross margins, operating expenses, management's plans and objectives for the Company's future operations and the sufficiency of financial resources to support future operations and expenditures. Factors that could cause actual results to differ materially include, but are not limited to, the timely availability, delivery and acceptance of new products and services, the continued strength of sales to Cisco Systems, Inc. (one of the Company's principal customers), the impact of competitive products and pricing, the management of growth and acquisitions, and other risks detailed below and included from time to time in the Company's other reports filed with the Securities and Exchange Commission ("SEC") and press releases, copies of which are available from the Company upon request. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     References made in this Quarterly Report on Form 10-Q to "BRG," the "Company" or the "Registrant" refer to Business Resource Group.


RESULTS OF OPERATIONS (THREE MONTHS ENDED JANUARY 31, 1999):

     NET REVENUES were $26.0 million for the three months ended January 31, 1999 as compared to $18.3 million reported for the three months ended January 31, 1998, an increase of 42%. Product revenues for the three months ended January 31, 1999 were $21.3 million, an increase of $6.0 million, or 39%, from product revenues of $15.3 million reported for the three months ended January 31, 1998. The higher product revenues in the first quarter of fiscal 1999 were due to increased revenues from Cisco Systems, Inc. in addition to increased revenue from other new and existing customers. Service revenues for the first quarter of fiscal 1999 were $4.7 million, an increase of $1.7 million, or 57%, from service revenues of $3.0 million reported in the same quarter of fiscal 1998. The higher service revenues reflect increased product-related services on higher product revenues and increased facilities services revenues.

     GROSS PROFIT for the first quarter of fiscal 1999 was $5.4 million, or 20.7% of revenues, as compared to $3.8 million, or 20.8% of revenues, for the comparable quarter of fiscal 1998. As a percentage of net revenues, gross profits from product revenues were 19.6% for the quarter ended January 31, 1999 as compared to 20.2% for the first quarter ended January 31, 1998. The lower product gross profit percentage was primarily due to the initial shipment of several large customer orders that reflected a higher level of discount due to their large order size. Gross profits for the first quarter of fiscal 1999 from service revenues were 25.7% as compared to 23.5% for the first quarter of fiscal 1998. The quarter over quarter increase was due to improved margins in all of the Company's service offerings, primarily due to improved utilization.

     SELLING, GENERAL AND ADMINISTRATIVE expenses were $4.6 million, or 17.8% of revenues, for the first quarter of fiscal 1999 as compared to $3.6 million, or 19.5% of revenues, for the first quarter of fiscal 1998. Selling, general and administrative expenses increased over the first quarter of fiscal 1998 due to incremental costs associated with the acquisition of OFN, Inc. in addition to higher sales compensation costs on increased revenues and increased support costs associated with investments made in project management and customer service.

     INTEREST AND OTHER EXPENSE, NET was $136,000 for the three months ended January 31, 1999 as compared to $9,000 for the same period of fiscal 1998. The increased expense was primarily due to interest expense on the Company's outstanding line of credit balance during the quarter.


LIQUIDITY AND CAPITAL RESOURCES:

     Working capital at January 31, 1999 was $9.4 million, up slightly from $9.1 million at October 31, 1998. At January 31, 1999, the Company had net borrowings of $9.3 million as compared to $3.5 million reported October 31, 1998 primarily due to higher inventory and accounts receivable balances and a lower accounts payable balance. Inventories at January 31, 1999 were $11.4 million, an increase of $3.1 million from the $8.3 million reported at October 31, 1998. The increased inventories were the result of an increase in in-transit inventories at January 31, 1999 representing payments made to vendors on product that is either in-transit to customers or awaiting installation at the customer's facility. Accounts receivable at January 31, 1999 were $12.3 million, an increase of $1.6 million from the $10.7 million reported at October 31, 1998. The increased accounts receivable balance reflects the timing differences of customer delivery requirements within a particular quarter. Accounts payable at January 31, 1999 were $2.2 million, a decrease of $1.2 million from the $3.4 million reported at October 31, 1998. The decrease in payables was attributable to a change in vendor mix due to the timing of payments made within the quarter.

    Net cash used in investing activities in the three months ended January 31, 1999 was $317,000 and resulted from investments in property and equipment, which primarily related to the purchases of showroom furniture for our new San Francisco and Phoenix locations. At January 31, 1999, the Company had an outstanding capital expenditure commitment of approximately $350,000 in connection with the implementation of its new enterprise resource planning management information system.

    The Company has a $15.0 million credit facility with a bank which expires on August 8, 1999 with an option on an additional $1.0 million term loan. The Company maintains an irrevocable stand-by letter of credit in the amount of $3.0 million against this facility. As of January 31, 1999, the Company had bank borrowings of $9.7 million under the existing credit facility.

    The Company believes existing cash, together with cash generated from operations and the Company's available borrowing capacity will provide sufficient funds to meet the Company's anticipated working capital requirements for the foreseeable future.

YEAR 2000

         The Company continues to monitor and assess the impact of the year 2000 on its critical systems, devices, applications and business relationships. The Company expects to be prepared for the year 2000 such that critical systems, devices, applications and business relationships will have been evaluated and deemed suitable for continued use into and beyond the year 2000, or upon the implementation of any contingency plans developed by the Company. In May 1998, after an extensive review of internal systems, the Company selected an enterprise resource planning system capable of accommodating the year 2000. This new enterprise resource planning system is expected to be in production during the Company's third quarter of fiscal 1999. In addition, the Company is reviewing the readiness of third parties which provide goods or services to the Company to determine whether the year 2000 will impede the ability of such suppliers to continue to provide such goods and services to the Company after January 1, 2000.

         Costs: The Company does not expect the costs associated with its year 2000 efforts to be material. The Company estimates that the total cost of replacing its information systems and achieving year 2000 readiness for its internal systems and equipment will range from $1.5 to $2.0 million, of which $958,000 has been incurred as of January 31, 1999. Based on its current estimates and information currently available to it, the Company does not anticipate that the costs associated with its year 2000 readiness projects will have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows in future periods. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties upon which the Company relies, including suppliers, to be prepared for the year 2000 or costs to the Company to implement any contingency plans.

         Risks/Contingency Plans: Based on assessment efforts to date, the Company does not believe that the year 2000 will have a material adverse effect on its financial condition or results of operations. The Company believes that the distribution and service nature of the Company's operations and its large supplier base should mitigate any adverse impact. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate. Because the Company has not completed systems integration testing with respect to its enterprise resource planning system, it accordingly has not fully assessed the risks from potential year 2000 failures and therefore, has not yet developed year 2000 contingency plans. If, upon completion of such implementation, a business function is determined to be at current risk, contingency plans will be developed no later than October 31, 1999.

         In the normal course of business, potential sources of risk include the inability of principal suppliers to be year 2000 ready, which could result in delays in product deliveries, or a reduced ability to provide services. The Company's contingency plans may include, among other things, (1) manual workarounds, (2) use of temporary replacement or alternative products,(3) reliance on temporary or alternative sources of supply, and (4) engagement of temporary, extra staffing to complete deliveries and provide services to our customers. In the event of year 2000 failures by common-carrier infrastructure suppliers such as utilities, telecommunications, transportation and the like, the Company has significantly less ability to pre-emptively assess and prepare for such failures. In such scenarios the Company's response is uncertain.

         The Company is not currently able to identify or to avoid all possible year 2000 scenarios. Based upon assessments to date, the Company believes the most reasonably likely worst case scenario would be the inability of suppliers to deliver products and/or services in time frames required by the Company's customers. In the event of such delays the Company intends to provide temporary replacement products, alternative products or extra staffing to complete deliveries and provide services in order to mitigate the impact upon our customers.

         The preceding year 2000 discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the year 2000 discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, but are not limited to, the Company's expectations as to when it will complete the implementation and testing phases of its year 2000 program as well as its year 2000 contingency plans; its estimated cost of achieving year 2000 readiness; the Company's belief that its internal systems and equipment will be year 2000 compliant in a timely manner; and the availability of replacement or alternative products in sufficient quantities should the need arise. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and prepare all date sensitive lines of computer code for the year 2000 or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to year 2000 problems.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      There have been no significant changes to the Company's market risks since the end of the preceding fiscal year.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

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

Not applicable

ITEM 5:  OTHER INFORMATION

Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 27: Financial data schedule

          (b)  Reports on Form 8-K

               The Company filed a report on From 8-K dated February 16, 1999 related to the acquisition of Re'Nu Office Systems, Inc., a California Corporation, Re'Nu South, Inc., a California Corporation and wholly owned subsidiary of Re'Nu Office Systems, and Re'Nu Office Systems, Inc., a Nevada Corporation and wholly owned subsidiary of Re'Nu Office Systems.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BUSINESS RESOURCE GROUP
                                              Registrant





Date: 3/16/99                           /s/ John M. Palmer
                                        John M. Palmer
                                        Vice President and Chief
                                        Financial Officer
                                        (Principal Financial
                                        and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
  NO.                    DESCRIPTION
-------                  -----------

27            FINANCIAL DATA SCHEDULE
