Form 10-Q
period 1999-04-30
BUSINESS RESOURCE GROUP
filed 1999-06-14
CIK 945028

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 30, 1999 or

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________  to  ___________

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

                     [X] Yes                         [ ] No


At April 30, 1999 there were 5,150,240 shares of the Registrant's Common Stock outstanding.

 ===============================================================================

PART I.  FINANCIAL INFORMATION                                       PAGE

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of
         April 30, 1999 and October 31, 1998 .....................

         Condensed Consolidated Statements of Income for the
         Three and Six Months ended April 30, 1999 and 1998 ......

         Condensed Consolidated Statements of Cash Flows for the
         Six Months ended April 30, 1999 and 1998 ................

         Notes to Condensed Consolidated Financial
         Statements...............................................

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Introduction ............................................

         Results of Operations ...................................

         Liquidity and Capital Resources..........................

Item 3:  Quantitative and Qualitative Disclosures
         about Market Risks ......................................

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings .......................................

Item 2:  Changes in Securities and Use of Proceeds................

Item 3:  Defaults Upon Senior Securities .........................

Item 4:  Submission of Matters to a Vote of Security Holders .....

Item 5:  Other Information .......................................

Item 6:  Exhibits and Reports on Form 8-K ........................


SIGNATURES........................................................

PART I -- FINANCIAL INFORMATION
Item 1:  Condensed Consolidated Financial Statements

                             BUSINESS RESOURCE GROUP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   April 30,     October 31,
                                                     1999          1998
                                                 ------------  ------------
                                                 (unaudited)
ASSETS
Current assets:
      Cash and equivalents...............               $133          $412
      Accounts receivable, net...........             16,032        10,662
      Inventory..........................             11,319         8,279
      Prepaids and other current assets..              3,782         2,411
                                                 ------------  ------------
          Total current assets...........             31,266        21,764
Property and equipment, net..............              3,316         3,107
Other assets.............................              5,206         3,107
                                                 ------------  ------------
                                                     $39,788       $27,978
                                                 ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Line of credit.....................            $13,104        $3,858
      Accounts payable...................              2,010         3,369
      Accrued liabilities................              5,191         4,789
      Income taxes payable...............                893           337
      Current portion of long-term debt..                883           336
                                                 ------------  ------------
          Total current liabilities......             22,081        12,689

Long-term debt...........................              1,903           733
Deferred income tax liability............                160           160

Shareholders' equity:
      Common stock.......................                 51            50
      Additional paid in capital.........             11,660        11,337
      Retained earnings..................              3,933         3,009
                                                 ------------  ------------
          Total shareholders' equity.....             15,644        14,396
                                                 ------------  ------------
                                                     $39,788       $27,978
                                                 ============  ============

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

                             BUSINESS RESOURCE GROUP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                      Three Months Ended      Six Months Ended
                                           April 30,             April 30,
                                     --------------------- ---------------------
                                        1999       1998       1999       1998
                                     ---------- ---------- ---------- ----------
Net revenues:
  Workspace products...............    $23,813    $17,213    $45,161    $32,530
  Workspace services...............      5,557      4,597     10,226      7,563
                                     ---------- ---------- ---------- ----------
       Total net revenues               29,370     21,810     55,387     40,093
                                     ---------- ---------- ---------- ----------
Cost of net revenues:
  Workspace products...............     18,301     13,723     35,474     25,939
  Workspace services...............      4,218      3,358      7,689      5,626
                                     ---------- ---------- ---------- ----------
       Total cost of net revenue...     22,519     17,081     43,163     31,565
                                     ---------- ---------- ---------- ----------
Gross profit.......................      6,851      4,729     12,224      8,528
Selling, general and
  administrative expenses..........      5,676      4,203     10,297      7,761
                                     ---------- ---------- ---------- ----------
Income from operations                   1,175        526      1,927        767
Other income/expense:
  Net interest income/expense......       (214)       (42)      (352)       (51)
  Gain on sale of assets...........         --         50          2         50
                                     ---------- ---------- ---------- ----------
    Total other income/expense.....       (214)         8       (350)        (1)
                                     ---------- ---------- ---------- ----------
Income before income tax...........        961        534      1,577        766
Provision for income taxes.........        398        221        653        316
                                     ---------- ---------- ---------- ----------
Net income.........................       $563       $313       $924       $450
                                     ========== ========== ========== ==========
Net earnings per share:

      Basic........................      $0.11      $0.06      $0.18      $0.09
                                     ========== ========== ========== ==========

      Diluted......................      $0.11      $0.06      $0.18      $0.09
                                     ========== ========== ========== ==========

Shares used in computation:

      Basic........................      5,138      4,914      5,084      4,913
                                     ========== ========== ========== ==========

      Diluted......................      5,147      4,930      5,129      4,951
                                     ========== ========== ========== ==========

   See notes to condensed consolidated financial statements.

                             BUSINESS RESOURCE GROUP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Six Months Ended
                                                                April 30,
                                                          ----------------------
                                                              1999       1998
                                                          ----------  ----------
OPERATING ACTIVITIES:
     Net earnings.......................................       $924        $450
     Adjustments to reconcile to net cash used
         by operating activities:
        Depreciation and amortization...................        488         372
        Gain on sale of property and equipment..........         (2)        (50)
        Warrants issued for services....................        --          119
        Changes in operating assets and liabilities:
            Accounts receivable.........................     (4,613)     (1,102)
            Inventory...................................     (1,707)     (6,813)
            Prepaids and other current assets...........     (1,369)        (34)
            Accounts payable............................     (2,030)      2,681
            Accrued liabilities.........................       (109)       (330)
            Income taxes payable........................        556         316
                                                          ----------  ----------
             Net cash used by operating activities....       (7,862)     (4,391)
                                                          ----------  ----------
INVESTING ACTIVITIES:
     Purchase of property and equipment.................       (537)       (287)
     Proceeds from sale of property and equipment.......          2          50
     Acquisition of business, net of cash received......     (1,940)        --
     Change in other assets.............................        105         --
                                                          ----------  ----------
             Net cash used by investing activities....       (2,370)       (237)
                                                          ----------  ----------
FINANCING ACTIVITIES:
     Increase in debt...................................      1,717         --
     Repayment of debt..................................     (1,010)        --
     Borrowings against line of credit..................      9,246       4,990
                                                          ----------  ----------
             Net cash provided by financing activities..      9,953       4,990
                                                          ----------  ----------
Net increase (decrease) in cash and equivalents.........       (279)        362
CASH AND EQUIVALENTS BALANCES:
     Beginning of period................................        412         274
                                                          ----------  ----------
     End of period......................................       $133        $636
                                                          ==========  ==========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest........................................       $327         $57
                                                          ==========  ==========
        Income taxes....................................       $976       $ --
                                                          ==========  ==========

        See notes to condensed consolidated financial statements

                             BUSINESS RESOURCE GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

Note 1.  Basis of Presentation and Significant Accounting Policies

   The financial information as of April 30 1999, and for the three and six-month periods ended April 30, 1999 and 1998, respectively, is unaudited. In the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of such periods. The accompanying condensed consolidated financial statements should be read together with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles.


Note 2.  Basic and Diluted Share Information

Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                                      Three Months Ended     Six Months Ended
                                           April 30,            April 30,
                                     -------------------  -------------------
                                       1999      1998       1999      1998
                                     --------- ---------  --------- ---------
                                                   (in thousands)
Net income ........................      $563      $313       $924      $450
                                     ========= =========  ========= =========

Weighted average common shares
   outstanding ....................     5,138     4,914      5,084     4,913

 Common equivalent shares:
       Stock options ..............         9        16         45        38
                                     --------- ---------  --------- ---------
Total common stock and common
   stock equivalents ..............     5,147     4,930      5,129     4,951
                                     ========= =========  ========= =========

Options to purchase 1,233,144 and 172,381 shares of common stock were outstanding during the second quarters of the Company's fiscal years 1999 and 1998, respectively, but were not included in the computation of diluted EPS for such quarters because the exercise price of such outstanding options was greater than the average fair market value of common shares for such period.

Note 3.  Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") adopted Statements of Financial Accounting Standards ("SFAS") 130, (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS 131, (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.
 Adoption of these statements will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for the fiscal year beginning November 1, 1998. The Company is currently conducting evaluations to determine if it has reportable segments under SFAS 131. With respect to SFAS 130, the Company had no items of comprehensive income other than net income during either quarter ended April 30, 1999 or 1998.

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


Note 4.  Acquisition

On February 1, 1999, the Company, through its wholly owned subsidiary RN Acquisition Corp, acquired substantially all of the assets of Re'Nu Office Systems, Inc., a California Corporation, Re'Nu South, Inc., a California Corporation and wholly owned subsidiary of Re'Nu Office Systems, and Re'Nu Office Systems, Inc., a Nevada Corporation and wholly owned subsidiary of Re'Nu Office Systems (collectively "Re'Nu"). The purchase price paid by the Company was 100,000 shares of Common Stock of the Company, $2.0 million in cash and an earn out of up to the aggregate amount of $2.0 million to be paid over three years based upon annual operating income objectives of RN Acquisition Corp. In connection with this purchase, the Company borrowed $2,000,000 against the Company's $18.0 million credit facility. The Company also acquired $2,152,000 of goodwill in connection with the Re'Nu acquisition. The annual amortization resulting from the recognition of goodwill will be approximately $108,000 and is being amortized on a straight line basis over a useful life of 20 years.

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

     References made in this Quarterly Report on Form 10-Q to "BRG," the "Company" or the "Registrant" refer to Business Resource Group.

Results of Operations (three months ended April 30, 1999):

     Net revenues were $29.4 million for the three months ended April 30, 1999 as compared to $21.8 million reported for the three months ended April 30, 1998, an increase of 35%. Product revenues for the second quarter of fiscal 1999 were $23.8 million, an increase of $6.2 million, or 38%, from product revenues of $17.2 million reported for the second quarter of fiscal 1998. The higher product revenues in the second quarter of fiscal 1999 were due to increased revenues of $5.9 million from Cisco Systems, Inc. in addition to increased revenues of $1.7 million from other new and existing customers. Service revenues for the second quarter of fiscal 1999 were $5.6 million, an increase of $1.0 million, or 22%, from service revenues of $4.6 million reported in the same quarter of fiscal 1998. The higher service revenues reflect increased product-related services on higher product revenues and increased facilities services revenues.

     Gross profit for the second quarter of fiscal 1999 was $6.9 million, or 23.5% of revenues, as compared to $4.7 million, or 21.6% of revenues, for the comparable quarter of fiscal 1998. As a percentage of net revenues, gross profits from product revenues were 23.1% for the quarter ended April 30, 1999 as compared to 20.4% for the second quarter ended April 30, 1998. The higher product gross profit percentage was primarily due to a change in sales mix as a result of a higher proportion of revenues in the second quarter of fiscal 1999 from higher margin revenues from refurbished products as compared to the second quarter of fiscal 1998. Gross profits for the second quarter of fiscal 1999 from service revenues were 24.1% as compared to 26.1% for the second quarter of fiscal 1998. Fiscal 1999 second quarter services gross profits were negatively impacted by several large projects for new customers with lower initial services gross profits.

     Selling, general and administrative expenses were $5.7 million, or 19.4%, of revenues, for the three months ended April 30, 1999 as compared to $4.2 million, or 19.3%, of revenues, for the three months ended April 30, 1998. Selling, general and administrative expenses increased over the second quarter of fiscal 1998 due to $0.9 million of incremental costs related to the OFN and Re'Nu refurbishment operations, in addition to higher sales compensation costs and support costs on increased revenues.

     Interest and other expense, net was $214,000 for the three months ended April 30, 1999 as compared to $8,000 for the same period of fiscal 1998. The increased expense was primarily due to interest expense on the Company's outstanding line of credit balance during the quarter.


Results of Operations (six months ended April 30, 1999):

     Net revenues were $55.4 million for the six months ended April 30, 1999 as compared to $40.1 million reported for the six months ended April 30, 1998, an increase of 38%. Product revenues for the six months ended April 30, 1999 were $45.1 million, an increase of $12.6 million, or 39%, from product revenues of $32.5 million reported for the six months ended April 30, 1998. The higher product revenues for the first six months of fiscal 1999 were due to increased revenues of $10.0 million from Cisco Systems, Inc. in addition to increased revenues of $5.3 million from other new and existing customers. Service revenues for the six months ended April 30, 1999 were $10.2 million, an increase of $2.6 million, or 34%, from service revenues of $7.6 million reported in the same period of fiscal 1998. The higher service revenues reflect increased product-related services on higher product revenues and increased facilities services revenues.

Gross profit for the six months ended April 30, 1999 was $12.2 million, or 22.1%, of revenues, as compared to $8.5 million, or 21.3%, of revenues, for the comparable period of fiscal 1998. As a percentage of net revenues, gross profits from product revenues were 21.5% for the six months ended April 30, 1999 as compared to 20.3% for the six months ended April 30, 1998. The higher product gross profit percentage was primarily due to a change in sales mix as a result of a higher proportion of revenues during the first six months of fiscal 1999 from higher margin revenues from refurbished products as compared to the
first six months of fiscal 1998.   Gross profits for the first six months of
fiscal 1999 from service revenues were 24.5% as compared to 26.3% for the first six months of fiscal 1998. Fiscal 1999 services gross profits were negatively impacted by several large projects for new customers with lower initial services gross profits.

     Selling, general and administrative expenses were $10.3 million, or 18.6%, of revenues, for the first six months of fiscal 1999 as compared to $7.8 million, or 19.5%, of revenues, for the first six months of fiscal 1998. Selling, general and administrative expenses increased over the first six months of fiscal 1998 due to incremental costs of $1.2 million related to the OFN and Re'Nu refurbishment operations, in addition to higher sales compensation costs on increased revenues and increased support costs associated with investments made in project management and customer service.

Interest and other expense, net was $350,000 for the six months ended April 30, 1999 as compared to $1,000 for the same period of fiscal 1998. The increased expense was primarily due to interest expense on the Company's outstanding line of credit balance during the first six months of fiscal 1999.

Liquidity and Capital Resources:

     Working capital at April 30, 1999 was $9.2 million, up slightly from $9.1 million at October 31, 1998. At April 30, 1999, the Company had net borrowings of $15.9 million as compared to $4.9 million reported October 31, 1998 primarily due to higher inventory and accounts receivable balances, a lower accounts payable balance and the Re'Nu acquisition in early February. Inventories at April 30, 1999 were $11.3 million, an increase of $3.0 million from the $8.3 million reported at October 31, 1998. The increased inventories were the result of an increase of $1.8 million in in- transit inventories at April 30, 1999 representing payments made to vendors on product that is either in-transit to customers or awaiting installation at the customer's facility, in addition to $1.3 million of inventory acquired through the Re'Nu acquisition. Accounts receivable at April 30, 1999 were $16.0 million, an increase of $5.3 million from the $10.7 million reported at October 31, 1998. The increased accounts receivable balance reflects the timing differences of customer delivery requirements within a particular quarter, in addition to accounts receivable acquired through the Re'Nu acquisition. Accounts payable at April 30, 1999 were $2.0 million, a decrease of $1.4 million from the $3.4 million reported at October 31, 1998. The decrease in payables was attributable to a change in vendor mix due to the timing of payments made within the quarter.

    Net cash used in investing activities in the six months ended April 30, 1999 was $2.4 million and resulted from its acquisition of Re'Nu and investments in property and equipment which primarily related to the purchases of showroom furniture for our new San Francisco and Phoenix locations. At April 30, 1999, the Company had an outstanding capital expenditure commitment of approximately $425,000 in connection with the implementation of its new enterprise resource planning management information system.

    In February 1999, the Company replaced its existing $15.0 million credit facility with a new $18.0 million credit facility with a bank which expires on February 15, 2001. The new credit facility is comprised of a $15.0 million line of credit and a $3.0 million acquisition loan facility. The Company maintains an irrevocable stand-by letter of credit in the amount of $3.0 million against the line of credit. As of April 30, 1999, the Company had bank borrowings of $15.1 million under the existing credit facility.


    The Company believes existing cash, together with cash generated from operations and the Company's available borrowing capacity will provide sufficient funds to meet the Company's anticipated working capital requirements for the forseeable future.

Year 2000

The Company continues to monitor and assess the impact of the Year 2000 issue on its critical systems, devices, applications or business relationships. The Company's overall goal is to be prepared for the year 2000, meaning that critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond the year 2000, or when contingency plans are put into place. In May 1998, after an extensive review of systems, the Company selected an enterprise resource planning system from SAP America, Inc. ("SAP"), a system capable of accommodating the year 2000. This new enterprise resource planning system is expected to be in production during the company's third quarter of fiscal 1999. The Company is reviewing the readiness of third parties which provide goods or services to the Company to determine whether a year 2000 related event will impede the ability of such suppliers to continue to provide such goods and services as the year 2000 is reached.

Costs: The Company does not expect the costs associated with its year 2000 efforts to be material. The Company estimates that the total cost of replacing its information systems and achieving year 2000 readiness for its internal systems and equipment will range from $1.5 to $2.0 million, of which $958,000 has been incurred by April 30, 1999. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows in future periods. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to be prepared for the year 2000 or costs to implement any contingency plans.

Risks/Contingency Plans: Based on assessment efforts to date, the Company does not believe that the year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company believes that the distribution and service nature of the Company's operations and its large supplier base should mitigate any adverse impact. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate. Because the Company has not completed systems integration testing with respect to its SAP implementation, it accordingly has not fully assessed the risks from potential year 2000 failures and therefore, has not yet developed year 2000 contingency plans. If, as a result of systems implementation, a business function is determined to be at risk, contingency plans will be developed no later than October 31, 1999.

As a normal course of business, potential sources of risk include the inability of principal suppliers to be year 2000 ready, which could result in delays in product deliveries, or the ability to provide services from such suppliers. The Company's contingency plans will include, among other things, (1) manual workarounds, (2) use of temporary replacement or alternative products,(3) reliance on temporary or alternative sources of supply, and (4) engagement of temporary, extra staffing to complete deliveries. In the event of year 2000 failures by common-carrier infrastructure suppliers such as utilities, telecommunications, transportation and the like, the Company has significantly less ability to pre-emptively assess and prepare for such failures. In such scenarios the Company's response is uncertain.

The Company is not in a position to identify or to avoid all possible year 2000 scenarios. Based upon assessments to date the Company believes the most reasonably likely worst case scenario would be the inability of suppliers to deliver products and/or services in time frames required by the Company's customers. In the event of such delays the Company would attempt to provide temporary replacement products, alternative products or extra staffing to complete deliveries in order to mitigate the impact upon our customers.

The preceding year 2000 discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the year 2000 discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward- looking statements include, but are not limited to, the Company's expectations as to when it will complete the implementation and testing phases of its year 2000 program as well as its year 2000 contingency plans; its estimated cost of achieving year 2000 readiness; the Company's belief that its internal systems and equipment will be year 2000 compliant in a timely manner; and the availability of replacement or alternative products in sufficient quantities should the need arise. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to year 2000 problems.


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

Not applicable

Item 5:  Other information

Not applicable


Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibit 10.42: Revolving Credit Loan and Security Agreement between the Company and Comerica Bank dated February 15, 1999.

(b)     Exhibit 27:  Financial data schedule

(c)     Reports on Form 8-K

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

                                        BUSINESS RESOURCE GROUP
                                              Registrant





Date: June 14, 1999                     /s/ John M. Palmer
                                        John M. Palmer
                                        Vice President and Chief
                                        Financial Officer
                                        (Principal Financial
                                        and Accounting Officer)