Form 10-Q
period 1999-07-31
BUSINESS RESOURCE GROUP
filed 1999-09-10
CIK 945028

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended July 31, 1999 or

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

                     [X] Yes                         [ ] No


At July 31, 1999 there were 5,152,631 shares of the Registrant's Common Stock outstanding.

 ===============================================================================

PART I.  FINANCIAL INFORMATION                                       PAGE

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of
         July 31, 1999 and October 31, 1998 .....................

         Condensed Consolidated Statements of Income for the
         Three and Nine Months ended July 31, 1999 and 1998 ......

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months ended July 31, 1999 and 1998 ......

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

Item 5:  Other Information .......................................

Item 6:  Exhibits and Reports on Form 8-K ........................


SIGNATURES........................................................

PART I -- FINANCIAL INFORMATION
Item 1:  Condensed Consolidated Financial Statements



                             BUSINESS RESOURCE GROUP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    July 31,     October 31,
                                                     1999          1998
                                                 ------------  ------------
                                                 (unaudited)
ASSETS
Current assets:
      Cash and equivalents...............               $765          $412
      Accounts receivable, net...........             11,009        10,662
      Inventory..........................             11,207         8,279
      Prepaids and other current assets..              3,264         2,411
                                                 ------------  ------------
          Total current assets...........             26,245        21,764
Property and equipment, net..............              3,217         3,107
Other assets.............................              5,111         3,107
                                                 ------------  ------------
                                                     $34,573       $27,978
                                                 ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Line of credit.....................             $3,334        $3,858
      Accounts payable...................              7,067         3,369
      Accrued liabilities................              3,312         4,789
      Income taxes payable...............              1,393           337
      Current portion of long-term debt..                883           336
                                                 ------------  ------------
          Total current liabilities......             15,989        12,689

Long-term debt...........................              1,894           733
Deferred income tax liability............                160           160

Shareholders' equity:
      Common stock.......................                 51            50
      Additional paid in capital.........             11,677        11,337
      Retained earnings..................              4,802         3,009
                                                 ------------  ------------
          Total shareholders' equity.....             16,530        14,396
                                                 ------------  ------------
                                                     $34,573       $27,978
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

                             BUSINESS RESOURCE GROUP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                      Three Months Ended      Nine Months Ended
                                           July 31,              July 31,
                                     --------------------- ---------------------
                                        1999       1998       1999       1998
                                     ---------- ---------- ---------- ----------
Net revenues:
  Workspace products...............    $27,888    $21,296    $73,049    $53,826
  Workspace services...............      5,516      4,985     15,742     12,548
                                     ---------- ---------- ---------- ----------
       Total net revenues               33,404     26,281     88,791     66,374
                                     ---------- ---------- ---------- ----------
Cost of net revenues:
  Workspace products...............     21,949     16,793     57,423     42,732
  Workspace services...............      4,007      3,638     11,696      9,264
                                     ---------- ---------- ---------- ----------
       Total cost of net revenue...     25,956     20,431     69,119     51,996
                                     ---------- ---------- ---------- ----------
Gross profit.......................      7,448      5,850     19,672     14,378
Selling, general and
  administrative expenses..........      5,811      4,858     16,108     12,618
                                     ---------- ---------- ---------- ----------
Income from operations                   1,637        992      3,564      1,760
Other income/expense:
  Net interest income/expense......       (165)      (110)      (517)      (162)
  Gain on sale of assets...........         10          0         12         50
                                     ---------- ---------- ---------- ----------
    Total other income/expense.....       (155)      (110)      (505)      (112)
                                     ---------- ---------- ---------- ----------
Income before income tax...........      1,482        882      3,059      1,648
Provision for income taxes.........        613        365      1,266        681
                                     ---------- ---------- ---------- ----------
Net income.........................       $869       $517     $1,793       $967
                                     ========== ========== ========== ==========
Net earnings per share:

      Basic........................      $0.17      $0.10      $0.35      $0.20
                                     ========== ========== ========== ==========

      Diluted......................      $0.17      $0.10      $0.35      $0.19
                                     ========== ========== ========== ==========

Shares used in computation:

      Basic........................      5,153      4,996      5,107      4,942
                                     ========== ========== ========== ==========

      Diluted......................      5,207      4,996      5,155      4,968
                                     ========== ========== ========== ==========

   See notes to condensed consolidated financial statements.

                             BUSINESS RESOURCE GROUP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Nine Months Ended
                                                                July 31,
                                                          ----------------------
                                                              1999       1998
                                                          ----------  ----------
OPERATING ACTIVITIES:
     Net earnings.......................................     $1,793        $967
     Adjustments to reconcile to net cash used
         by operating activities:
        Depreciation and amortization...................        895         635
        Gain on sale of property and equipment..........        (12)        (50)
        Warrants issued for services....................        --          147
        Changes in operating assets and liabilities:
            Accounts receivable.........................        408       4,735
            Inventory...................................     (1,595)     (5,978)
            Prepaids and other current assets...........       (850)       (610)
            Accounts payable............................      3,026        (136)
            Accrued liabilities.........................     (1,985)       (494)
            Income taxes payable........................      1,056         678
                                                          ----------  ----------
             Net cash provided (used) by
                  operating activities..................      2,736        (106)
                                                          ----------  ----------
INVESTING ACTIVITIES:
     Purchase of property and equipment.................       (670)     (1,071)
     Proceeds from sale of property and equipment.......         12          50
     Acquisition of business, net of cash received......     (2,014)     (1,926)
     Change in other assets.............................         25          29
                                                          ----------  ----------
             Net cash used by investing activities....       (2,647)     (2,918)
                                                          ----------  ----------
FINANCING ACTIVITIES:
     Increase in debt...................................      2,000         --
     Repayment of debt..................................       (353)        --
     Issuance of common stock, net of compensation               91          24
     Borrowings (repayments) against line of credit.....     (1,474)      3,230
                                                          ----------  ----------
             Net cash provided by financing activities..        264       3,254
                                                          ----------  ----------
Net increase (decrease) in cash and equivalents.........        353         230
CASH AND EQUIVALENTS BALANCES:
     Beginning of period................................        412         274
                                                          ----------  ----------
     End of period......................................       $765        $504
                                                          ==========  ==========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest........................................       $496        $162
                                                          ==========  ==========
        Income taxes....................................     $2,450       $ --
                                                          ==========  ==========

        See notes to condensed consolidated financial statements

                             BUSINESS RESOURCE GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)




Note 1.  Basis of Presentation and Significant Accounting Policies

   The financial information as of July 31, 1999, and for the three and nine month periods ended July 31, 1999 and 1998, respectively, is unaudited.
In the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of such periods. The accompanying condensed financial statements should be read together with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles.

Note 2.  Basic and Diluted Share Information

Basic Earnings Per Share("EPS") excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                                      Three Months Ended   Nine Months Ended
                                           July 31,             July 31,
                                     -------------------  -------------------
                                       1999      1998       1999      1998
                                     --------- ---------  --------- ---------
                                                   (in thousands)
Net income ........................      $869      $517     $1,793      $967
                                     ========= =========  ========= =========

Weighted average common shares
   outstanding ....................     5,153     4,996      5,107     4,942

 Common equivalent shares:
       Stock options ..............        54                   48        26
                                     --------- ---------  --------- ---------
Total common stock and common
   stock equivalents ..............     5,207     4,996      5,155     4,968
                                     ========= =========  ========= =========


Options to purchase 270,450 and 190,607 shares of common stock were outstanding during the third quarters of the Company's fiscal years 1999 and 1998, respectively, but were not included in the computation of diluted EPS for such quarters because the exercise price of such outstanding options was greater than the average fair market value of common shares for such periods.


Note 3.  Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") adopted Statements of Financial Accounting Standards ("SFAS") 130, (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS 131, (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for the fiscal year beginning November 1, 1998. The Company is currently conducting evaluations to determine if it has reportable segments under SFAS 131. With respect to SFAS 130, the Company had no items of comprehensive income other than net income during either quarter ended July 31, 1999 or 1998.

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," was issued which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

Note 4.  Subsequent Event

On August 3, 1999, the Company, pursuant to an Asset Purchase Agreement dated August 3, 1999 by and among the Company, MOI Acquisition Corp., a California corporation, (the "Subsidiary"), and Modern Office Interiors, a North Carolina corporation ("MOI" and the "Seller"), and Richard Nellis, Craig Parr, and Mark Baldwin (the "Shareholders"), purchased substantially all of the assets of MOI (the "Acquisition"). The Subsidiary is a wholly owned subsidiary of the Company and the Shareholders are the sole shareholders of MOI. Assets of MOI include all right, title, and interest to the marks "Modern Office Interiors" and "MOI", inventory consisting of office furniture, cash, accounts receivable, office and warehouse equipment, vehicles, and goodwill (the "Assets"). The purchase price paid by the Company consisted of (i) an initial $70,308 in cash; (ii) an additional cash payment to be based upon the July 31, 1999 valuation of purchased assets and assumed liabilities; and (iii) an earn out to be paid over three years based upon annual operating income objectives of MOI Acquisition Corporation (collecively, the "Purchase Price"). The Purchase Price was determined by arms-length negotiations among the parties. The cash paid to the Seller was obtained from a draw down on the Company's $18,000,000 line of credit with Comerica Bank under the Company's Agreement with Comerica Bank dated February 15, 1999.

Modern Office Interiors is primarily engaged in the business of refurbished office furniture sales.

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

Results of Operations (three months ended July 31, 1999):

Net revenues were $33.4 million for the three months ended July 31, 1999 as compared to $26.3 million reported for the three months ended July 31, 1998, an increase of 27%. Product revenues for the three months ended July 31, 1999 were $27.9 million, an increase of $6.6 million, or 31%, from product revenues of $21.3 million reported for the three months ended July 31, 1998. The higher product revenues in the third quarter of fiscal 1999 were primarily due to increased revenues from Cisco Systems, Inc. of $3.5 million, in addition to increased revenues from other new and existing customers of $3.1 million. Service revenues for the third quarter of fiscal 1999 were $5.5 million, an increase of $0.5 million, or 10%, from service revenues of $5.0 million reported in the same quarter of fiscal 1998. The higher service revenues reflect increased product-related services on higher product revenues.

Gross profit for the third quarter of fiscal 1999 was $7.4 million, or 22.3% of revenues, as compared to $5.9 million, or 22.3% of revenues, for the comparable quarter of fiscal 1998. As a percentage of net revenues, gross profits from product revenues were 21.3% for the quarter ended July 31, 1999 as compared to 21.1% for the third quarter ended July 31, 1998. The higher gross profit percentage was due primarily to a shift in the sales mix toward higher margin refurbished products during the third quarter of fiscal 1999 relative to the same period of fiscal 1998. Gross profits for the third quarter of fiscal 1999 from service revenues were 27.4% as compared to 27.0% for the third quarter ended July 31, 1998.

Selling, general and administrative expenses were $5.8 million, or 17.4% of revenues, for the third quarter of fiscal 1999 as compared to $4.9 million, or 18.6% of revenues, for the third quarter of fiscal 1998. Selling, general and administrative expenses increased over the third quarter of fiscal 1998 primarily due to recent incremental costs related to the refurbishment operations of Re'nu, a wholly owned subsidiary of the Company.

Interest and other expense, net was $155,000 for the three months ended July 31, 1999 as compared to $110,000 for the same period of fiscal 1998. The increased expense was primarily due to interest expense as a result of a higher average outstanding balance on the Company's line of credit during the Fiscal 1999 third quarter as compared to the Fiscal 1998 third quarter. The higher average outstanding line of credit balance was primarily due to working capital needs as a result of business growth.


Results of Operations (nine months ended July 31, 1999):

Net revenues were $88.8 million for the nine months ended July 31, 1999 as compared to $66.4 million reported for the nine months ended July 31, 1998, an increase of 34%. Product revenues on a year to date basis for fiscal 1999 were $73.0 million as compared to $53.8 million for the same period of fiscal 1998, an increase of 36%. The higher product revenues for the first nine months of fiscal 1999 were due to increased revenues of $13.5 million related to Cisco Systems, Inc., in addition to incremental revenues of $5.7 million related to new and existing customers. Service revenues were $15.7 million for the nine months ended July 31, 1999, an increase of $3.2 million, or 25%, over service revenues of $12.5 million reported for the same period of fiscal 1998. The higher service revenues reflect increased product-related services on higher product revenues and increased facilities services revenues.

Gross profit for the first nine months of fiscal 1999 was $19.7 million, or 22.2% of revenues, as compared to $14.4 million, or 21.7% of revenues, for the comparable period of fiscal 1998. As a percentage of net revenues, gross profits from product revenues were 21.4% for the nine months ended July 31, 1999, as compared to 20.6% for the first nine months of fiscal 1998. This increase reflects a shift in the sales mix toward higher margin refurbished products during the first nine months of fiscal 1999 relative to the comparable period in fiscal 1998. As a percentage of net revenues, gross profits from service revenues were 25.7% for the first nine months of fiscal 1999 as compared to 26.2% for the first nine months of fiscal 1998. The decrease in fiscal 1999 services gross profits was the result of several large projects for new customers with lower initial services gross profits.

Selling, general and administrative expenses were $16.1 million, or 18.1% of revenues, for the first nine months of fiscal 1999 as compared to $12.6 million, or 19.0% of revenues, for the first nine months of fiscal 1998. Selling, general and administrative expenses increased over the first nine months of fiscal 1998 primarily due to incremental costs related to the refurbishment operations of OFN and Re'nu, wholly owned subsidiaries of the Company.

Interest and other expense, net was $505,000 for the nine months ended July 31, 1999 as compared to $112,000 for the same period of fiscal 1998. The increased expense was primarily due to interest expense as a result of a higher average outstanding balance on the Company's line of credit during the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998. The higher average outstanding line of credit balance was primarily due to working capital needs as a result of business growth.


Liquidity and Capital Resources:

Working capital at July 31, 1999 was $10.3 million, a $1.2 million increase over the working capital of $9.1 million at October 31, 1998.
At July 31, 1999, the Company had net borrowings of $6.1 million as compared to $4.9 million reported October 31, 1998, primarily due to borrowings against the Company's credit facilities in connection with the Re'nu acquisition in early February and higher inventory balances. Inventories at July 31, 1999 were $11.2 million, an increase of $2.9 million over the $8.3 million reported at October 31, 1998. The increase in inventories resulted primarily from the addition of $1.3 million of inventory from the Re'Nu acquisition, in addition to an increase of $1.2 million in in-transit inventories at July 31, 1999, representing payments made to vendors on product that is either in-transit to customers or awaiting installation at the customer's facility. Prepaids and other current assets at July 31, 1999 were $3.3 million, an increase of $0.9 million over the $2.4 million reported at October 31, 1998. The increase in prepaids and other current assets was primarily due to increases in prepaid income taxes and vendor deposits. Other assets at July 31, 1999 were $5.1 million, an increase of $2.0 million over the $3.1 million reported at October 31, 1998. The increase in other assets was due primarily to goodwill related to the Re'Nu acquisition. Accounts payable at July 31, 1999 were $7.1 million, an increase of $3.7 million over the $3.4 million reported at October 31, 1998. This increase reflects higher vendor balances at the end of the quarter due to timing differences between product receipt and vendor payment as compared to the period ended October 31, 1998.

Net cash used in investing activities during the nine months ended July 31, 1999 was $2.6 million and resulted from the Company's acquisition of Re'Nu, investments in property and equipment which primarily related to the purchases of showroom furniture for our new San Francisco and Phoenix locations, and investments related to the implementation of the Company's new enterprise resource planning system.

In February 1999, the Company replaced its existing $15.0 million credit facility with a new $18.0 million credit facility with a bank which expires on February 15, 2001. The new credit facility is comprised of a $15.0 million line of credit and a $3.0 million acquisition loan facility. The Company maintains an irrevocable stand-by letter of credit in the amount of $3.0 million against the line of credit. As of July 31, 1999, the Company had bank borrowings of $5.3 million under the existing credit facility.

The Company believes existing cash, together with cash generated from operations and the Company's available borrowing capacity will provide sufficient funds to meet the Company's anticipated working capital requirements for the forseeable future.


Year 2000

The Company continues to monitor and assess the impact of the Year 2000 issue on its critical systems, devices, applications or business relationships. The Company's overall goal is to be prepared for the year 2000, meaning that critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond the year 2000, or when contingency plans are put into place. In May 1998, after an extensive review of systems, the Company selected an enterprise resource planning system from SAP America, Inc. ("SAP"), a system capable of accommodating the year 2000. This new enterprise resource planning system was implemented in June, 1999. The Company is reviewing the readiness of third parties which provide goods or services to the Company to determine whether a year 2000-related event will impede the ability of such suppliers to continue to provide such goods and services as the year 2000 is reached.

Costs: The Company does not expect the costs associated with its year 2000 efforts to be material. The Company estimates that the total cost of replacing its information systems and achieving year 2000 readiness for its internal systems and equipment will range from $1.5 to $2.0 million, of which $1.3 million has been incurred by July 31, 1999. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows in future periods. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to be prepared for the year 2000 or costs to implement any contingency plans.

Risks/Contingency Plans: Based on assessment efforts to date, the Company does not believe that the year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company believes that the distribution and service nature of the Company's operations and its large supplier base should mitigate any adverse impact. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate. The Company has completed its SAP implementation, but continues to assess the risks from potential year 2000 failures, and therefore has not yet developed year 2000 contingency plans, if necessary. If, as a result of ongoing assessment, a business function is determined to be at risk, contingency plans will be developed no later than October 31, 1999.

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

The preceding year 2000 discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the year 2000 discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, but are not limited to, the Company's expectations as to when it will complete its year 2000 contingency plans; its estimated cost of achieving year 2000 readiness; the Company's belief that its internal systems and equipment will be year 2000 compliant in a timely manner; and the availability of replacement or alternative products in sufficient quantities should the need arise. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel; the ability to identify and replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to year 2000 problems.


Item 3:  Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company has not used derivative financial instruments to hedge such risks. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk in not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If market rates were to increase immediately by 10 percent from levels at October 31, 1998, the end of the Company's most recent fiscal year, the fair value of the Company's borrowings would not be materially affected as borrowings are primarily subject to variable interest rates.




PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

        The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company. The Company may from time to time be a party to various legal proceedings arising in the normal course of its business.

Item 2:  Changes in Securities and Use of Proceeds

 Not applicable

Item 3:  Defaults upon Senior Securities

 Not applicable

Item 4:  Submission of Matters to a Vote of Security Holders

 Not applicable

Item 5:  Other information

 Not applicable

Item 6:  Exhibits and Reports on Form 8-K


     (a) Exhibit 27:  Financial data schedule

     (b) Reports on Form 8-K:

     The Company did not file any reports on Form 8-K for the three months ended July 31, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BUSINESS RESOURCE GROUP
                                              Registrant





Date: September 10, 1999                /s/ John M. Palmer
                                        John M. Palmer
                                        Vice President, Chief
                                        Operating Officer and Chief
                                        Financial Officer
                                        (Principal Financial
                                        and Accounting Officer)