Form 10-K405
period 1999-10-31
BUSINESS RESOURCE GROUP
filed 2000-01-31
CIK 945028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1999

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-26208

BUSINESS RESOURCE GROUP
(Exact name of Registrant as Specified in its Charter)

California	77-0150337
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2150 NORTH FIRST STREET, SUITE 101
SAN JOSE, CALIFORNIA 95131
(Address of Principal Executive Offices including Zip Code)

(408) 325-3200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK $0.01 PAR VALUE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,882,367 as of December 31, 1999, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      There were 5,232,549 shares of Registrant's Common Stock outstanding as of December 31, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

      PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MARCH 23, 2000 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT ON FORM 10-K.

BUSINESS RESOURCE GROUP

FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

Year 2000 Compliance

Business Environment and Risk Factors

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

INTRODUCTORY STATEMENT

     Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Such forward-looking statements include, without limitation, statements relating to the Company's future revenue, gross margins, operating expenses, management's plans and objectives for the Company's future operations, Year 2000 readiness, and the sufficiency of financial resources to support future operations and expenditures. Factors that could cause actual results to differ materially include, but are not limited to, the timely availability, delivery and acceptance of new products and services, the continued strength of sales to Cisco Systems, Inc. (one of the Company's principal customers), the impact of competitive products and pricing, the management of growth and acquisitions, and other risks detailed below and included from time to time in the Company's other reports filed with the Securities and Exchange Commission ("SEC") and press releases, copies of which are available from the Company upon request. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     References made in this Annual Report on Form 10-K to "BRG," the "Company" or the "Registrant" refer to Business Resource Group.

PART I

Item 1. Business

     Business Resource Group, a California corporation, was organized in 1986 and is a leading provider of workspace products and services to businesses. Headquartered in San Jose, California, the Company has additional offices in San Francisco, Los Angeles and San Diego, California; Las Vegas, Nevada; Phoenix, Arizona; Dallas, Texas; and Raleigh and Greensboro, North Carolina. Between July 1989 and June 25, 1995, the Company was an S Corporation pursuant to the Internal Revenue Code of 1986, as amended. Effective June 25, 1995, in conjunction with the Company's initial public offering of its common stock, the Company terminated its S Corporation status and became a C Corporation.

     The Company markets a full range of new office workstation products, refurbished office systems furniture and related services such as facilities management outsourcing and consulting services, computer- aided facilities management, computerized space planning and design, project management, move management, installation, product specification and order management. The Company believes that its broad scope of services allows it to offer a customer-oriented, single-source solution that provides for effective management of workspace requirements for growing and changing businesses, while minimizing the involvement of their in-house staff through outsourcing.

     Financial information about the Company's business segments is included in Note 16 of the Notes to Consolidated Financial Statements in Item 8.

Industry Background

     According to The Business and Institutional Furniture Manufacturer's Association ("BIFMA"), the United States office furniture trade association, estimated office furniture manufacturers' shipments of new product in the United States in 1999 were approximately $12 billion. The Company believes that on-going changes in corporate organizational structures, technology and work processes are driving growth in office furniture products and services. These changes are driven by several significant factors including continued new business growth, corporate restructuring and reorganizing, corporate relocations, new office technology and concerns about ergonomic standards. Management also believes recent market trends towards outsourcing in order to focus on core business strengths have influenced the growth of the office furniture manufacturing and service industry.

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

     The Company has leveraged its knowledge of the office furniture industry, including suppliers and business methods, to develop an integrated approach which offers a single-source point of contact for modern interior workspaces. This approach incorporates a consultative selling approach in which the Company's sales representatives listen to the customer's needs. A team of BRG professionals chosen for each account then meets with the customer to build a partnership and reach consensus on the solution which best suits the customers needs. The Company believes it is able to fashion an integrated solution because of the wide array of services and products it can provide. The Company believes it offers customers a much broader range of value-added services and product choices than its major competitors.

     The Company believes the benefits to customers of the Company's integrated solution approach include:

  Reduced overhead and more efficient coordination by having a single point of contact;

  More favorable pricing, product selection and delivery available from a multi-line representative;

  Accelerated design and installation through early coordination with a service provider; and

  Superior customer communications, response and project control through the implementation of highly automated systems.

Services And Products

      The Company provides integrated workspace solutions for customers from the suite of services and products its offers:

Workspace Services

     Workspace Product-Related Services. A substantial portion of the Company's services are initiated prior to delivery of workspace products, including overall project management, computerized space planning and design, product specification and order management. The Company believes that the superior quality of its services differentiates its services from its competitors' and contributes to the Company's ability to win initial orders. The Company believes that its pre- installation services allow a close and efficient partnership with customers, moving them from needs identification and analysis to the development and selection of the solutions which best fit their needs. Once the customer and the Company have identified the workspace products best suited to the customer's needs, the Company provides additional services to implement set-up and maintenance of these products in the customer's facility and provides coordination and management services both during and after the move.

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

Workspace Products

     The Company offers a broad range of office furniture products and accessories that support the Company's strategy of providing a single source for quality workspace management. The Company's five basic product categories are new office furniture systems; seating; storage and filing cabinets; desks and casegoods; and refurbished office furniture systems.

Sales and Marketing

     The Company markets its products and services through a direct sales force consisting of approximately 58 salespeople, operating out of the Company's offices in San Jose, San Francisco, Los Angeles and San Diego, California; Las Vegas, Nevada; Phoenix, Arizona; Dallas, Texas; and Raleigh and Greensboro, North Carolina.

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

     The Company's largest customer is Cisco Systems, Inc., which accounted for approximately 48%, 44% and 30% of net revenues during the fiscal years ending October 31, 1999, 1998 and 1997 respectively. No other single customer accounted for more than 10% of revenues in fiscal 1999, 1998 or 1997.

Raw Materials and Suppliers

     There was no material change during fiscal 1999 in the source and availability of workspace products. None of the products currently offered by the Company are obtained on a sole-source basis from any vendor, and materials are considered to be widely available. The Company does not anticipate that the availability of materials will be a significant factor in the Company's business. During the fiscal years ended October 31, 1999, 1998 and 1997 respectively, the Company purchased approximately 44%, 43% and 24% of its total workspace products purchases from one supplier, Teknion, Inc.

Competition

     The office workspace products marketplace is highly competitive and fragmented with a significant number of companies providing products and services. In the United States, the Company believes the primary manufacturers of office furniture products are: Haworth, Inc., Herman Miller, Inc., HON Industries, Inc., Kimball International, Inc., Knoll, Inc., Steelcase, Inc., and Teknion, Inc. The Company currently represents HON Industries, Inc., Kimball International, Inc., and Teknion, Inc. All of these manufacturers typically market their products through independent distribution companies who are responsible for providing on- going service to their customers. Typically these independent distribution companies are small, privately-held organizations that vary in size, product offering and breadth of service offering.

     The Company believes that while product design, quality and price play a part in a customer's purchasing decision, the primary purchasing decision is based upon the independent distributor's overall service capabilities. Independent distributors compete on the basis of: (i) project management capabilities, (ii) strategic facilities consulting capabilities, (iii) innovative use of technology tools, (iv) on-time delivery and installation and (v) price. The Company believes its comprehensive range of products and services, ability to utilize trained company employees in the delivery of its full range of comprehensive services, use of current technology to provide higher level solutions and overall financial strength, provides a competitive advantage. To remain competitive, the Company must continue to offer a broad range of services and products to meet the needs of its customers, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. There can be no assurance that other manufacturers and independent distributors will not price their products and services, or offer other terms, to be more competitive with the Company's products and services, or that such actions, if taken, would not have a material adverse affect on the Company or its results of operations.

Employees

     As of October 31, 1999, the Company had approximately 512 full-time employees. None of the Company's employees are represented by a collective bargaining agreement. From time to time, installation of workspace products require the use of union labor to comply with the requirements of the customer or the work rules for the job location. In these situations, the Company subcontracts the installation to other parties that employ union labor. To date, the Company has not experienced difficulties obtaining subcontract installation services where required. The Company believes its relationship with its employees is good.

Item 2. Properties

     The Company currently leases approximately 21,000 square feet of office space at 2150 North First Street in San Jose, California. The Company leases the majority of this space under an operating lease which runs through August 2001. The San Jose facilities serve as the Company's principal offices and also function as a working showroom for products offered by the Company. The Company also leases sales offices, which function as working showrooms, in San Francisco, California; Phoenix, Arizona and Dallas, Texas. In San Francisco, the sales office leases approximately 6,800 square feet under an operating lease which runs through December 2003; in Phoenix, the sales office leases approximately 4,200 square feet of space under an operating lease which runs through January 2004; and in Dallas, the sales office leases approximately 11,900 square feet of space under an operating lease which runs through March 2002. The Company maintains a distribution center, in Dallas, Texas under an operating lease for approximately 21,000 square feet of space running through October 2002. The Company, through its subsidiary, OFN, Inc., also leases approximately 25,000 square feet of office and warehouse space in San Diego, California under an operating lease which expires in April 2002. Through its subsidiary, Re'Nu Acquisition Corp., the Company leases approximately 55,800 square feet of office and warehouse space in Santa Fe Springs, California under operating leases which run through March 2002 and maintains sales offices in Orange County and Sherman Oaks, California, and Las Vegas, Nevada. Through its subsidiary, MOI Acquisition Corp., the Company leases approximately 50,000 square feet of office and warehouse space in Morrisville, North Carolina under an operating lease running through September 2008 and maintains a sales office in Greensboro, North Carolina. The Company leases approximately 3,400 square feet of office space in San Antonio, Texas under an operating lease with a term running through November 2001. The Company has entered into a sublease agreement to lease the existing San Antonio facility to a company at the same lease rate and for the same term as the Company has in its operating lease. The Company believes that its existing facilities will generally be sufficient for its needs for the foreseeable future.

Item 3. Legal Proceedings

     The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse affect on the Company. The Company may from time to time become a party to various legal proceedings arising in the normal course of its business.

Item 4a. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4b. Executive Officers of the Registrant

     Information with respect to directors of the Company is incorporated by reference from the information under the caption "Election of Directors--Nominees" in the Registrant's Proxy Statement. The executive officers of the Company, and their ages as of January 27, 2000, are as follows:

       Name            Age                  Position

John W. Peth........     51  President, Chief Executive Officer and Director
Brian D. McNay......     43  Executive Vice President of Sales and Director
John M. Palmer......     41  Chief Operating Officer, Vice President, Finance and
                               Chief Financial Officer
Jeffrey Tuttle......     43  Executive Vice President of Marketing and
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

     Mr. Palmer has served as Chief Operating Officer since August 1999 and as Vice President, Finance and Chief Financial Officer since February 1998. From August 1994 to February 1998 Mr. Palmer served as Vice President, Finance and Chief Financial Officer of TAB, an office filing and furniture systems manufacturer and distributor. From September 1992 to August 1994, he served as Vice President, Finance for Tab Products of Canada, Limited. From January 1986 to September 1992 Mr. Palmer served as Controller of Wright Line of Canada Ltd. He received his C.G.A. designation from the Certified General Accountants Association of Canada in 1985.

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

                                                      High       Low

                                                    --------- ---------

Fiscal 1999:

  Fourth Quarter ended October 31, 1999...........   4 1/16    3
  Third Quarter ended July 31, 1999...............   3 3/4     2 11/16
  Second Quarter ended April 30, 1999.............   3 7/16    2 5/8
  First Quarter ended January 31, 1999............   3 5/8     2 3/8

                                                      High       Low

                                                    --------- ---------

Fiscal 1998:

  Fourth Quarter ended October 31, 1998...........   3 1/4     1 1/8
  Third Quarter ended July 31, 1998...............   3 3/8     2 3/16
  Second Quarter ended April 30, 1998.............   3 3/4     3 1/16
  First Quarter ended January 31, 1998............   3 3/4     3

     The Company estimates it had approximately 527 shareholders as of December 31, 1999, including beneficial owners included in securities position listings as described in Rule 17Ad-8.

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

     The Company issued 19,100 shares of Common Stock to 191 employees of the Company on January 6, 1999, as a bonus pursuant to the 1998 Employee Stock Bonus Plan. Only employees who were employed with the Company on October 31, 1998 and had been in employment with the Company for at least six months prior to October 31, 1998 were eligible to receive the bonus. The issuance did not constitute a sale of securities under the Securities Act of 1933, as amended, and therefore did not require registration.

Item 6. Selected Financial Data

Summary Financial Data

(in thousands, except per share data)

Consolidated Statements of Income Data:

                                              Year Ended October 31,
                               -------------------------------------------------
                                 1999      1998      1997      1996      1995

                               --------- --------- --------- --------- ---------

Net revenues:
  Workspace products.......... $103,511   $76,433   $58,574   $68,125   $34,509
  Workspace services..........   21,463    17,132    14,127    10,155     6,119
                               --------- --------- --------- --------- ---------
   Total net revenues.........  124,974    93,565    72,701    78,280    40,628
                               --------- --------- --------- --------- ---------
Cost of net revenues:
  Workspace products..........   81,088    60,623    47,100    55,051    26,605
  Workspace services..........   16,214    12,611    10,330     7,320     4,179
                               --------- --------- --------- --------- ---------
   Total cost of net revenues.   97,302    73,234    57,430    62,371    30,784
                               --------- --------- --------- --------- ---------
Gross profit..................   27,672    20,331    15,271    15,909     9,844
Selling, general and
  administrative expenses.....   22,449    17,498    16,622    12,870     8,143
                               --------- --------- --------- --------- ---------
Income/(loss) from operations.    5,223     2,833    (1,351)    3,039     1,701
Other income/(expense)........     (663)     (264)       66       124         7
                               --------- --------- --------- --------- ---------
Income/(loss) before
  income taxes................    4,560     2,569    (1,285)    3,163     1,708
Income taxes..................    1,885     1,066      (523)    1,309       122
                               --------- --------- --------- --------- ---------
Net income/(loss).............   $2,675    $1,503     ($762)   $1,854    $1,586
                               ========= ========= ========= ========= =========
Net income/(loss) per share
  Basic.......................    $0.52     $0.30    ($0.16)    $0.38
                               ========= ========= ========= =========
  Diluted.....................    $0.52     $0.30    ($0.16)    $0.38
                               ========= ========= ========= =========
Pro forma(1):
  Historical income before
   income taxes...............                                           $1,708
  Pro forma income taxes......                                              709
                                                                       ---------
Pro forma net income..........                                             $999
                                                                       =========
Pro forma net income per
  share(1):
  Basic.......................                                            $0.26
                                                                       =========
  Diluted.....................                                            $0.26
                                                                       =========

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

Consolidated Balance Sheet Data:

                                                  October 31,
                               -------------------------------------------------
                                 1999      1998      1997      1996      1995
                               --------- --------- --------- --------- ---------
                                                  (in thousands)

Working capital...............  $10,187    $9,075    $9,279   $10,063    $9,470
Total assets..................   50,813    27,978    20,760    22,560    16,053
Long-term obligations.........    1,552       733       --        --        120
Shareholders' equity..........   17,455    14,396    12,452    13,002    11,020

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the

Financial Statements and Notes thereto included elsewhere in this Annual

Report on Form 10-K.

Overview

     Most of the Company's net revenues are derived from billings for workspace products, including new office furniture systems, seating, storage and filing cabinets, desks and casegoods, and refurbished office furniture systems. The Company's experience is that its success in generating product revenues is dependent upon providing a full range of related services

     The Company has leveraged its knowledge of the office furniture industry, including suppliers and business methods, to develop an integrated approach which offers a single source point of contact for modern interior workspaces. This approach incorporates a consultative selling approach in which the Company's sales representatives listen to the customer's needs. A team of BRG professionals chosen for each account then meets with the customer to build a relationship and reach consensus on the solution which best suits the customers needs. The Company believes it is able to fashion an integrated solution because of the wide array of services and products it can provide. The Company believes it is able to offer customers a much broader range of value-added services and product choices than its major competitors.

Results of Operations:

Net Revenues

     Net revenues increased $31.4 million, or 34%, to $125.0 million in fiscal 1999 from $93.6 million in fiscal 1998. The increase in net revenues was attributable to increased revenues of $20.3 million from Cisco Systems and $11.1 million from other customers. Fiscal 1999 product revenues of $103.5 million increased $27.1 million, or 35%, over fiscal 1998 product revenues of $76.4 million. Increased product revenues were attributable to a $19.1 million increase in new product revenue and a $8.0 million increase in refurbished product revenue. Services revenues in fiscal 1999 were $21.5 million, an increase of $4.4 million, or 26%, as compared to services revenues of $17.1 million in fiscal 1998. The increase in services revenues was attributable to increased product- related services revenues of $2.6 million as a result of higher product sales, in addition to increased revenues of $1.7 million from facilities planning and automation services.

     Net revenues increased $20.9 million, or 29%, to $93.6 million in fiscal 1998 from $72.7 million in fiscal 1997. The increase in net revenues was attributable to increased revenues of $18.6 million from Cisco Systems and $2.3 million from other customers. Fiscal 1998 product revenues of $76.4 million increased $17.8 million, or 30%, over fiscal 1997 product revenues of $58.6 million, primarily due to the increased Cisco Systems business. Services revenues in fiscal 1998 were $17.1 million, an increase of $3.0 million, or 21%, as compared to services revenues of $14.1 million in fiscal 1997. The increase in services revenues was attributable to increased revenue from product-related services of $2.0 million as a result of higher product sales, in addition to increased services revenues of $1.0 million from facilities planning and automation services.

Gross Profit

     Gross profit as a percentage of net revenues increased to 22.1% in fiscal 1999 from 21.7% in fiscal 1998. The improved overall gross profit is the result of product margins improving from 20.7% in fiscal 1998 to 21.7% in fiscal 1999, primarily due to a change in the sales mix toward higher margin refurbished products, partially offset by a decline in services gross margins during the year to 24.5% in fiscal 1999 from 26.4% in fiscal 1998.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for fiscal 1999 were $22.4 million, an increase of approximately $4.9 million over the $17.5 million reported in fiscal 1998. The increase in selling, general and administrative expense was primarily attributable to incremental expenses as a result of acquisitions completed during fiscal 1998 and fiscal 1999. As a percentage of revenue, selling, general and administrative expenses were 18.0% of revenues in fiscal 1999, as compared to 18.7% in fiscal 1998.

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

Other income (expense) - net

     Other income (expense) for fiscal 1999 consisted of interest expense of $678,000 as compared to interest expense of $319,000 in fiscal 1998. The increase in interest expense is the result of increased use of the Company's bank line of credit as a result of the acquisition of Re'Nu Office Systems, Inc. and MOI Inc. and increased in-transit inventories during the year.

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

Income Taxes

     Income tax expense, as a percentage of pre-tax income, was 41.3% for the year ended October 31, 1999, compared to income tax expense of 41.5% of pre-tax income for the year ended October 31, 1998.

Liquidity and Capital Resources

     Working capital at October 31, 1999 was $10.2 million, an increase from the working capital of $9.1 million reported at October 31, 1998. The current ratio of 1.3 at October 31, 1999 decreased from the current ratio of 1.7 at October 31, 1998. During fiscal 1999, net cash used by operating activities was $1,436,000, an increased use of cash from the $313,000 in net cash used by operating activities in fiscal 1998. Accounts receivable at October 31, 1999 was $18.0 million, an increase of $7.3 million from accounts receivable of $10.7 million reported at October 31, 1998. The increased accounts receivable is primarily a result of increased sales volume in the fourth quarter of fiscal 1999 as compared to the fourth quarter of fiscal 1998. Inventories at October 31, 1999 were $20.1 million, an increase of $11.8 million over the $8.3 million in inventories reported at October 31, 1998. The increased inventories were the result of an increase in in-transit inventories at October 31, 1999 by approximately $8.8 million, representing payments made to vendors on new office workstation product that is either in- transit to customers or awaiting installation at the customer's facility. In addition, inventories increased as a result of incremental inventories of approximately $3.0 million in refurbished product associated with the Company's subsidiaries, MOI Acquisition Corp., RN Acquisition Corp. and OFN, Inc. Accounts payable at October 31, 1999 were $15.1 million, an increase of approximately $11.7 million from accounts payable of $3.4 million reported at October 31, 1998, reflecting the increased in-transit Inventories at October 31, 1999. Accrued liabilities at October 31, 1999 were $6.3 million, an increase of $1.2 million from accrued liabilities of $5.1 million at October 31, 1998. The increase in accrued liabilities is primarily attributable to increased sales taxes payable and accrued sales commissions, partially offset by a decrease in customer deposits.

     During fiscal 1999, the Company invested approximately $2.3 million in property and equipment, which represented investments in management information systems, leasehold improvements, and furniture and equipment of approximately $1.7 million, and includes $0.6 million of equipment related to the acquisitions of Re'Nu Office Systems, Inc. and Modern Office Interiors, Inc. Capital expenditures for fiscal 2000, which will consist primarily of investments in showroom furniture replacements and information technology, are expected to be in the range of $0.5 million to $1.0 million.

     The Company has a $15.0 million credit facility with a bank which expires in February 2001. The Company maintains an irrevocable stand-by letter of credit in the amount of $3.0 million against this facility. At October 31, 1999, the Company had bank borrowings of $9.2 million under such credit facility.

     The Company believes its existing cash, together with cash generated from operations and the Company's available borrowing capacity will provide sufficient funds to meet the Company's anticipated working capital requirements for the foreseeable future.

Year 2000

     The Company's overall goal was and remains, to be prepared for the year 2000, meaning that critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond the year 2000, or when contingency plans are put into place. The Company's assessments to date of the impact of the year 2000 upon its critical systems, devices, applications or business relationships have not identified any material issues with respect to their ability to function appropriately. The Company continues to monitor and assess any potential impact. If, as a result of ongoing assessment, a business function is determined to be at risk, contingency plans will be developed on an as needed basis. Based on assessment efforts to date, the Company does not believe that the year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate.

     Even though the date is now past January 1, 2000, and the Company has not experienced any immediate adverse impact from the transition to the Year 2000, it cannot provide assurance that its suppliers and customers have not been affected in a manner that is not yet apparent. In addition, certain computer programs which were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, the Company will continue to monitor its Year 2000 compliance and the Year 2000 compliance of its suppliers and customers.

     Costs: The Company estimates that the total cost of replacing its information systems and achieving year 2000 readiness for its internal systems and equipment will range from $1.7 to $2.0 million, of which $1.7 million has been incurred by October 31, 1999. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows in future periods. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to be prepared for the year 2000 or costs to implement any contingency plans.

     Based upon assessments to date, the Company believes the most reasonably likely worst case scenario would be the possible malfunction of personal computer equipment or non- system critical applications software . In the event of such malfunction the Company would replace the equipment or software.

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

     A large portion of the Company's revenues are derived from projects involving relocation to new facilities; additions, moves and changes to existing facilities; and outsourcing of facilities personnel to Cisco Systems, Inc. While the Company's relationship with Cisco Systems, Inc. remains strong, there can be no assurances that Cisco Systems, Inc. will continue to expand its operations, relocate its offices or facilities or otherwise require the Company's services or products in the future. In addition, there can be no assurances that Cisco Systems, Inc. will continue to engage the Company for major projects in the future.

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

     The market for workspace services and products is influenced by economic conditions, including consumer behavior and consumer confidence, the level of discretionary spending, interest rates and credit availability. Purchases of these services and products are often discretionary and tend to be deferred in times of economic stress. During economic downturns, the furniture industry tends to experience longer and deeper periods of recession than the general economy. Although the economy in the United States, and in particular those markets in which the company has offices, has been strong in recent years, there can be no assurance that it will continue to be strong or that it will not decline in the future.

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

     The Company will require significant capital for the expansion of its existing business, expansion into other geographic markets and acquisition of other businesses, each of which are key elements of the Company's strategy. There are no assurances that this capital will be available at all or available on terms which will not have a material adverse effect on the Company or its financial results.

Recent Accounting Pronouncements

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met, was issued. The Company will adopt this statement November 1, 2000. Although the Company has not yet fully assessed the effect of this statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Although the Company has not fully assessed the implications of SAB No. 101, the Company does not believe adoption of this bulletin will have a material impact on the Company's financial statements.

Item 7.a. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate risk primarily through its borrowing activities. The Company has not used derivative financial instruments to hedge such risks. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. A hypothetical 100 basis point increase in market interest rates from levels at October 31, 1999 would not materially affect the Company's future earnings, the fair value of its borrowings, or its cash flows.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                       Page

Independent Auditors' Report                                            17

Consolidated Financial Statements:

        Consolidated Balance Sheets at October 31, 1999 and 1998        18

        Consolidated Statements of Operations
         for the Years Ended October 31, 1999, 1998 and 1997            19

        Consolidated Statements of Shareholders' Equity
        for the Years Ended October 31, 1999, 1998 and 1997             20

        Consolidated Statements of Cash Flows
        for the Years Ended October 31, 1999, 1998 and 1997             21

        Notes to Consolidated Financial Statements                      22

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Business Resource Group:

We have audited the accompanying consolidated balance sheets of Business Resource Group and Subsidiaries (collectively the "Company") as of October 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1999. Our audits also included the financial statement schedule listed at Item 14(a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
San Jose, California
December 8, 1999

BUSINESS RESOURCE GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

                                                               October 31,

                                                          ---------------------

                                                             1999       1998

                                                          ---------- ----------

                            ASSETS

Current assets:
  Cash and equivalents..................................       $479       $412
  Accounts receivable, less allowance for doubtful
     accounts of $500 in 1999 and $400 in 1998..........     18,026     10,662
  Inventories...........................................     20,080      8,279
  Prepaids and other current assets.....................      3,251      2,411
                                                          ---------- ----------
          Total current assets..........................     41,836     21,764
Property and equipment -- net...........................      3,609      3,107
Other assets............................................      5,368      3,107
                                                          ---------- ----------
                                                            $50,813    $27,978
                                                          ========== ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit........................................     $9,165     $3,858
  Accounts payable......................................     15,119      3,369
  Accrued liabilities...................................      5,690      4,789
  Income taxes payable..................................        615        337
  Current portion of long-term debt.....................      1,060        336
                                                          ---------- ----------
          Total current liabilities.....................     31,649     12,689
Long-term debt..........................................      1,552        733
Deferred Lease Liability                                         98       --
Deferred income tax liability...........................         59        160
Shareholders' equity:
  Preferred stock, par value $0.01 per share; 2,000,000
     shares authorized; no shares outstanding...........       --         --
  Common stock, par value $0.01 per share;
     50,000,000 shares authorized; outstanding:
     5,170,524 shares in 1999 and 5,023,778 shares in
      1998..............................................         52         50
  Additional paid-in capital............................     11,719     11,337
  Retained earnings.....................................      5,684      3,009
                                                          ---------- ----------
          Total shareholders' equity....................     17,455     14,396
                                                          ---------- ----------
                                                            $50,813    $27,978
                                                          ========== ==========

See notes to consolidated financial statements. .

BUSINESS RESOURCE GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                      Year Ended October 31,

                                                --------------------------------

                                                   1999       1998       1997

                                                ---------- ---------- ----------
Net revenues:
  Workspace products...........................  $103,511    $76,433    $58,574
  Workspace services...........................    21,463     17,132     14,127
                                                ---------- ---------- ----------
          Total net revenues...................   124,974     93,565     72,701
                                                ---------- ---------- ----------
Cost of net revenues:
  Workspace products...........................    81,088     60,623     47,100
  Workspace services...........................    16,214     12,611     10,330
                                                ---------- ---------- ----------
          Total cost of net revenues...........    97,302     73,234     57,430
                                                ---------- ---------- ----------
Gross profit...................................    27,672     20,331     15,271
Selling, general and administrative expenses...    22,449     17,498     16,622
                                                ---------- ---------- ----------
Income(loss) from operations..................      5,223      2,833     (1,351)
Other income(expense):
  Interest income/(expense)....................      (678)      (319)        66
  Gain on sale of assets.......................        15         55       --
                                                ---------- ---------- ----------
          Total other income/(expense).........      (663)      (264)        66
                                                ---------- ---------- ----------
Income/(loss) before income taxes..............     4,560      2,569     (1,285)
Income taxes...................................     1,885      1,066       (523)
                                                ---------- ---------- ----------
Net income/(loss)..............................    $2,675     $1,503      ($762)
                                                ========== ========== ==========
Net income/(loss) per share
  Basic........................................     $0.52      $0.30     ($0.16)
                                                ========== ========== ==========

  Diluted......................................     $0.52      $0.30     ($0.16)
                                                ========== ========== ==========
Shares used in computation
  Basic........................................     5,122      4,963      4,902
                                                ========== ========== ==========

  Diluted......................................     5,162      4,965      4,902
                                                ========== ========== ==========

See notes to consolidated financial statements.

BUSINESS RESOURCE GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

                               Common Stock    Additional

                          --------------------   Paid-in    Retained

                            Shares     Amount    Capital    Earnings    Total

                          ----------- -------- ----------- ---------- ---------
Balances, October 31,
 1996...................   4,858,864      $49     $10,685     $2,268   $13,002

Employee stock
  purchase program......      54,848      --          212        --        212
Net loss................         --       --         --         (762)     (762)
                          ----------- -------- ----------- ---------- ---------
Balances, October 31,
 1997...................   4,913,712       49      10,897      1,506    12,452
Employee stock
  purchase program......      10,066      --           24        --         24
Issuance of warrants....         --       --          167        --        167
Issuance of common
  stock in connection
  with acquisition......     100,000        1         249        --        250
Net income..............         --       --         --        1,503     1,503
                          ----------- -------- ----------- ---------- ---------
Balances, October 31,
 1998...................   5,023,778       50      11,337      3,009    14,396
Employee stock
  purchase program......      15,789      --           37        --         37
Employee stock issuance       17,400        1          54        --         55
Stock options exercised       13,557      --           42        --         42
Issuance of common
  stock in connection
  with acquisition......     100,000        1         249        --        250
Net income..............         --       --         --        2,675     2,675
                          ----------- -------- ----------- ---------- ---------
Balances, October 31,
 1999...................   5,170,524      $52     $11,719     $5,684   $17,455
                          =========== ======== =========== ========== =========

See notes to consolidated financial statements.

BUSINESS RESOURCE GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                    Year Ended October 31,

                                              --------------------------------

                                                 1999       1998       1997

                                              ---------- ---------- ----------
Cash flows from operating activities:
  Net income (loss).........................     $2,675     $1,503      ($762)
Adjustments to reconcile to net cash
  provided (used) by operating activities:
    Depreciation and amortization...........      1,692      1,060        766
    Gain on sale of property and equipment..        (15)       (55)       --
    Warrants issued for services............        --         167        --
    Deferred income taxes...................       (101)      (211)      (292)
    Deferred lease                                    5        --         --
    Changes in operating assets and
     liabilities (net of effect of
     acquisitions):
        Accounts receivable -- net..........     (5,814)     3,554      2,358
        Inventories...........................  (10,120)    (6,391)      (424)
        Prepaids and other current assets...       (825)       (12)      (449)
        Accounts payable....................     10,516       (704)    (1,938)
        Accrued liabilities.................        551        776      1,216
                                              ---------- ---------- ----------
          Net cash provided (used) by
            operating activities............     (1,436)      (313)       475
                                              ---------- ---------- ----------
Cash flows from investing activities:
  Purchase of property and equipment.........    (1,667)    (1,562)      (928)
  Proceeds from sales of property and
    equipment................................        79         55        --
  Cash paid for acquisitions.................    (2,146)    (1,926)       --
  Other assets...............................      (228)         2        (20)
                                              ---------- ---------- ----------
          Net cash used by investing
             activities.............             (3,962)    (3,431)      (948)
                                              ---------- ---------- ----------
Cash flows from financing activities:
  Bank overdraft increase (decrease).........       --         819       (476)
  Repayment of notes payable and
    capital lease obligations                      (870)       --         --
  Issuance of notes payable                       1,840      1,069        --
  Issuance of common stock...................       134         24        212
  Borrowings on line of credit -- net........     4,361      1,970        --
                                              ---------- ---------- ----------
          Net cash provided (used) by
             financing activities............     5,465      3,882       (264)
                                              ---------- ---------- ----------
Increase (decrease) in cash and equivalents..        67        138       (737)
Cash and equivalents balances:
  Beginning of period........................       412        274      1,011
                                              ---------- ---------- ----------
  End of period..............................      $479       $412       $274
                                              ========== ========== ==========
Supplemental disclosures of cash flow
 information --
  Cash paid during the period for:
     Interest................................      $690       $319     $  --
                                              ========== ========== ==========
     Income taxes............................    $2,134       $200       $470
                                              ========== ========== ==========
Noncash investing and financing transactions:
 Acquisitions:
  Tangible assets acquired...................     3,490     $1,030     $  --
  Intangible assets acquired.................     2,380      2,407        --
  Liabilities assumed........................    (3,474)      (192)       --
  Notes payable issued.......................       --      (1,069)       --
  Common stock issued........................      (250)      (250)       --
                                              ---------- ---------- ----------
          Cash paid for acquisitions.........    $2,146     $1,926     $  --
                                              ========== ========== ==========

See notes to consolidated financial statements.

BUSINESS RESOURCE GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of Business - Business Resource Group markets a full range of new office workstation products, refurbished office systems furniture and related services such as facilities management outsourcing and consulting services, computer-aided facilities management, computerized space planning and design, project management, move management, installation, product specification and order management.

Principles of Consolidation - The consolidated financial statements include the accounts of Business Resource Group and its wholly-owned subsidiaries (collectively the "Company"). Intercompany transactions have been eliminated in consolidation.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Such management estimates include the allowance for doubtful accounts, Inventories reserves and certain accruals. Actual results could differ from those estimates.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentration of credit risk principally consist of cash, cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with what it believes are high credit quality financial institutions. The Company sells its products and services primarily to companies in California, Nevada, Arizona, Texas and North Carolina. The Company maintains reserves for potential credit losses.

Fair Value of Financial Instruments - The Company believes that the carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and long-term debt approximated fair values at the date of the financial statements.

Cash and equivalents are highly liquid investments purchased with a maturity of three months or less when acquired.

Inventories are valued at the lower of cost or market and consist primarily of in-transit products shipped directly to customers by suppliers and refurbished product.

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three to ten years for computer equipment, office furniture, and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

Other Assets - Goodwill represents the excess of the purchase price over the estimated fair value of net assets of acquired businesses. Goodwill is being amortized on a straight-line basis over periods not exceeding twenty years. Goodwill amortization amounted to $346,000, $215,000, and $167,000 in fiscal years 1999, 1998 and 1997, respectively. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairments are recognized when the net book value of assets exceeds the future undiscounted cash flows attributable to such assets.

Revenue Recognition - Revenues from workspace product sales and vendor commissions are recognized at the start of installation of products at the customers facility. Service revenues are recognized upon customer acceptance of the project.

Stock Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Income Taxes - Deferred income taxes are provided for temporary differences between financial statements and income tax reporting. Earnings per Share - Earnings per share (EPS) are computed as basic EPS using the average number of common shares outstanding and diluted EPS using the weighted average number of common and dilutive common equivalent shares outstanding, in accordance with SFAS 128 (see Note 13).

Recently Issued Accounting Standards - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, during fiscal 1999. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Total comprehensive income is comprised of net income and all changes to shareholders' equity, except those related to investments by and distributions to owners. Other comprehensive income typically includes foreign currency translation adjustments, unrealized gain or loss on investments, minimum pension liabilities, and changes in the market value of futures contracts. The Company's comprehensive income is equal to its reported net income for all years presented.

In fiscal 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in two reportable segments (see Note 16).

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met, was issued. The Company will adopt this statement November 1, 2000. Although the Company has not yet fully assessed the effect of this statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Although the Company has not fully assessed the implications of SAB No. 101, the Company does not believe adoption of this bulletin will have a material impact on the Company's financial statements.

2.Inventories (in thousands)

                                                1999       1998

                                             ---------- ----------
New office workstation products in-transit     $16,335     $7,517
Refurbished products and Raw Materials....       3,745        762
                                             ---------- ----------
Total inventories..........................    $20,080     $8,279
                                             ========== ==========

3.Property and Equipment (in thousands)

                                                1999       1998

                                             ---------- ----------
Computer equipment.........................     $4,322     $3,581
Office furniture and equipment.............      1,732      1,412
Leasehold improvements.....................        562        146
                                             ---------- ----------
                                                 6,616      5,139
Accumulated depreciation and amortization..     (3,007)    (2,032)
                                             ---------- ----------
    Total property and equipment -- net....     $3,609     $3,107
                                             ========== ==========

4. Long-term Debt and Line of Credit (in thousands)

                                                1999       1998
                                             ---------- ----------
Unsecured term loans.......................       $733     $1,069
Secured term loans                               1,879
                                             ---------- ----------
                                                 2,612      1,069
Less current portion.......................     (1,060)      (336)
                                             ---------- ----------
Long-term debt.............................     $1,552       $733
                                             ========== ==========

The Company has a $733,000 unsecured term loan outstanding, bearing interest at the rate of 6% per annum with principal payments through fiscal 2001.

The Company has a $1,834,000 secured term loan outstanding from a bank with principal payments through September 2002. Interest on the bank loan is at the bank's base rate (8.25% at October 31, 1999). The Company, at its discretion, can select other interest rate methods for this bank loan. These interest rate methods include the base rate option currently in effect, an offshore rate option, and an option related to the bank's cost of funds-overnight rate.

The Company also has $45,000 of other secured term loans outstanding. The first of these notes bears interest at the rate of 12.5% per annum with principal payments through September 2000. The second of these notes bears interest at the rate of 11.7% per annum with principal payments through March 2002.

The Company has a $15,000,000 revolving line of credit with a bank which expires in February 2001. The line bears interest at the bank's base rate (8.25% at October 31, 1999) and is secured by substantially all of the Company's assets. The line of credit contains restrictions with respect to certain payments, including dividends, additional debt, and the maintenance of minimum quick assets and stockholders equity. The Company currently maintains an irrevocable stand-by letter of credit in the amount of $3.0 million against this facility.

Required principal payments of long-term debt are payable as follows: Year ending October 31, 2000 - $1,060,000; 2001 - $1,050,000; and 2002 - $502,000.

5. Accrued Liabilities (in thousands)

                                                  October 31,
                                             ---------------------
                                                1999       1998
                                             ---------- ----------
Sales taxes payable........................     $1,494       $284
Commissions payable........................      1,029        667
Customer deposits..........................        999      1,867
Other liabilities..........................      2,168      1,971
                                             ---------- ----------
          Total accrued liabilities........     $5,690     $4,789
                                             ========== ==========

6. Commitments

The Company is obligated under certain operating leases expiring at various dates through 2008. Future minimum lease payments under these lease agreements at October 31, 1999 are as follows (in thousands):

          Years Ending October 31,

  2000................................................     $1,963
  2001................................................      1,941
  2002................................................      1,107
  2003................................................        604
  2004................................................        317
  Thereafter                                                1,003
                                                        ----------
Total future minimum payments.........................     $6,935
                                                        ==========

Total rent charged to expense amounted to $1,551,000, $955,000 and $803,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

7. Employee Benefit Plan

The Company and some of its subsidiaries have 401(k) plans (tax deferred savings plans) ("the plans") which cover substantially all full-time employees. The plans require that the Company make cash contributions ranging from 0% to 25% of contributions made by participating employees. In fiscal 1999, 1998 and 1997, the Company contributed $124,000, $107,000, and $93,000 to the plans.

8. Income Taxes

The provisions for income taxes consisted of the following (in thousands):

                                                   Year Ended October 31,
                                             --------------------------------
                                                1999       1998       1997
                                             ---------- ---------- ----------
Current:
  Federal..................................     $1,903     $1,035      ($229)
  State....................................        470        242         (2)
                                             ---------- ---------- ----------
                                                 2,373      1,277       (231)
                                             ---------- ---------- ----------
Deferred:
  Federal..................................       (392)      (195)      (207)
  State....................................        (96)       (16)       (85)
                                             ---------- ---------- ----------
                                                  (488)      (211)      (292)
                                             ---------- ---------- ----------
          Total............................     $1,885     $1,066      ($523)
                                             ========== ========== ==========

      The components of the actual deferred tax assets and liabilities at October 31, 1999 and 1998 were as follows (in thousands):

                                                             October 31,
                                                        ---------------------
                                                           1999       1998
                                                        ---------- ----------
Deferred tax assets:
  Accruals recognized in different periods for tax
     purposes..........................................    $1,197       $810
  Amortization of intangibles..........................        61        104
  Deferred tax liabilities -- accelerated depreciation.      (120)      (264)
                                                        ---------- ----------
Net deferred tax assets................................    $1,138       $650
                                                        ========== ==========

Current deferred income tax assets of $1,197,000 and $767,000 at October 31, 1999 and 1998, respectively, are included in prepaids and other current assets.

The following is a reconciliation of the effective income tax rates, for financial statement purposes:

                                                   Year Ended October 31,
                                             --------------------------------

                                                1999       1998       1997

                                             ---------- ---------- ----------
Tax computed at federal statutory rate.....       34.0%      34.0%    (35.0%)
State income taxes, net of federal effect..        5.3%       5.8%     (6.1%)
Other......................................        2.0%       1.7%       0.4%
                                             ---------- ---------- ----------
Effective income tax rate..................       41.3%      41.5%    (40.7%)
                                             ========== ========== ==========

9. Major Customers and Vendors

One customer, Cisco Systems, Inc., represented 48%, 44%, and 30% of net revenues for the years ended October 31, 1999, 1998 and 1997, respectively.

One vendor, Teknion, Inc., represented 44%, 43% and 24% of total purchases for the years ended October 31, 1999, 1998 and 1997, respectively. In response to customer orders for new office furniture, the Company issues purchase orders to Teknion for the corresponding product, which is delivered directly to the customer for installation by Company personnel.

10. Warrants

The Company issued warrants in fiscal year 1995 to purchase 110,000 shares of common stock, at an exercise price per share of 120% of the initial offering price ($8.40 per share), to the underwriters who managed the initial public offering of the Company's common stock. The warrants are exercisable over a period of five years beginning from the date of the initial public offering (June 1995). The Company also issued a warrant in fiscal 1997 to purchase 60,000 shares of common stock, at an exercise price per share of $5.50 per share, to an advisor. Such warrant is exercisable at any time from April 1997 until it expires in April 2002. As of October 31, 1999, no warrants had been exercised.

11. Stock Option Plans and Stock Purchase Plans

Under the 1995 Stock Option Plan (the 1995 Plan), the Company may grant stock options at an exercise price of not less than 100% of fair market value on the date of the grant and non-statutory stock options at not less than 85% of the fair market value on the date of the grant. Stock options granted under the 1995 Plan for new employees generally become exercisable at the rate of 1/8 of the total shares granted six months after the date of the grant and 1/48 of the total number of shares granted each month thereafter. Generally, stock options granted for existing employees become exercisable at a rate of 1/48 of the total shares granted each month after the date of the grant. During fiscal 1998 and 1997, the Company increased the number of shares of common stock reserved for issuance under the 1995 Stock Option Plan (the 1995 Plan) from 1,700,000 to 2,200,000 and from 1,200,000 to 1,700,000, respectively. At October 31, 1999, 969,201 shares are available for future grant under the 1995 Plan.

In March 1998, the Company canceled stock options to acquire 361,992 shares of the Company's common stock price at prices ranging from $3.375 to $7.000 and exchanged them for options to purchase 361,992 shares of the Company's common stock at the then current market value of $3.187 per share with new vesting periods. The vesting for exchanged options was 50% of the shares on the one year anniversary of the date of grant pursuant to the exchange and 1/24th of the total number of shares granted each month thereafter. No options held by the Company's directors or executive officers were included in these pricing actions taken by the Company.

Under the 1995 Directors' Stock Option Plan (the Directors' Plan) non-employee directors of the Company receive an initial grant of non-statutory stock options on the date they join the Board and automatic annual grants of non-statutory stock options issued on the first day of each fiscal year to all non-employee directors of the Company who have served at least three months as of such grant date. Options are granted under the Directors' Plan at an exercise price equal to the fair market value on the grant date. Initial grants become exercisable ratably over four years and automatic grants become exercisable four years after the date of grants. A total of 175,000 shares of common stock have been reserved for issuance under the Directors' Plan. At October 31, 1999, 90,000 shares are available for future grant under the Directors' Plan.

Option activity under the plans is as follows:

                            1999                 1998                 1997

                    -------------------- -------------------- -------------------
                               Weighted             Weighted            Weighted
                                Average              Average             Average
                               Exercise             Exercise            Exercise
                     Options     Price    Options     Price    Options    Price
                    ---------- --------- ---------- --------- --------- ---------
Outstanding --
 beginning of year. 1,271,376     $3.28    737,863     $4.75   865,844     $5.12
Granted............   233,600     $2.98  1,177,086     $3.10   295,742     $4.24
Exercised..........   (13,557)    $3.12       --        --     (34,051)    $4.00
Canceled...........  (175,680)    $3.21   (643,573)    $4.70  (389,672)    $5.43
                    ----------           ----------           ---------
Outstanding --
 end of year....... 1,315,739     $3.24  1,271,376     $3.28   737,863     $4.65
                    ==========           ==========           =========
Exercisable at
 end of year.......   739,178     $3.33    293,695     $3.53   243,315     $4.89
                    ==========           ==========           =========

                         Options Outstanding             Options Exercisable
                  -----------------------------------  ----------------------
                                Weighted
                                 Average    Weighted                Weighted
                                Remaining    Average                 Average
  Range of          Number     Contractual  Exercise     Number     Exercise
 Exercise Prices  Outstanding  Life (Years)   Price    Exercisable    Price
----------------- -----------  -----------  ---------  -----------  ---------
 $2.375 - $5.000   1,265,799          3.4     $3.117      689,178     $3.119
 $5.001 - $7.000      50,000          5.8     $6.225       50,000     $6.225
                  -----------                          -----------
 $2.375 - $7.000   1,315,799          3.5     $3.235      739,178     $3.329
                  ===========                          ===========

Under the 1995 Employee Stock Purchase Plan (Purchase Plan) eligible employees may purchase common stock through payroll deductions of up to 10% of their compensation at a purchase price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of each six-month offering period. A total of 200,000 shares of common stock have been reserved for issuance under the Purchase Plan. There were 15,789 and 10,066 shares issued under the Employee Stock Purchase Plan in fiscal 1999 and 1998, respectively.

Additional Stock Plan Information

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation cost has been recognized in the financial statements for its stock plans.

SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company used the fair value method to account for its stock-based compensation awards granted subsequent to October 31, 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. The Black-Scholes model used by the Company to calculate option values for purposes of this note, as well as other currently accepted option valuation models, were developed to estimate the fair value of stock options that are freely tradable and fully transferable and that have no vesting restrictions. These models also require highly subjective assumptions, including future stock price volatility and expected term until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable measure of the fair value of the Company's option awards.

The Company's calculations were made using the Black-Scholes multiple option-pricing model. The following weighted average assumptions were used: expected option life of 12 months beyond each respective vesting period; risk-free interest rates of 5.49% in fiscal 1999, 4.6% in fiscal 1998 and 6.0% in fiscal 1997; expected stock volatility of 70% in fiscal 1999 and 1998, 88% in fiscal 1997 and a dividend yield of zero. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

                                                  1999       1998       1997

                                               ---------- ---------- ----------
                                               (in thousands, except per share)

Net income/(loss):
  As reported................................     $2,675     $1,503      ($762)
  Pro forma..................................     $2,336     $1,183    ($1,241)
Basic & Diluted income(loss) per share:
  As reported................................      $0.52      $0.30     ($0.16)
  Pro forma..................................      $0.45      $0.24     ($0.25)

12. Acquisitions

In August 1999, the Company acquired, in a purchase transaction, certain assets and assumed certain liabilities of Modern Office Interiors, Inc. ("MOI") for $132,000 in cash. MOI is a Morrisville, North Carolina-based seller of new and refurbished office workstations.

In February 1999, the Company acquired, in a purchase transaction, certain assets and assumed certain liabilities of Re'Nu Office Systems, Inc. ("Re'Nu") in exchange for $2,000,000 in cash and 100,000 shares of the Company's Common Stock. Re'Nu is a Los Angeles- based seller of new and refurbished office workstations.

In May 1998, the Company acquired, in a purchase transaction, certain assets and assumed certain liabilities of OFN, Inc. ("OFN") in exchange for $2,093,000 in cash, the Company's promissory note in the aggregate principal amount of $1,069,000, and 100,000 shares of the Company's Common Stock. OFN is a San Diego-based seller of new and refurbished office workstations.

Results of operations include those operations relating to the acquired companies' assets and liabilities from the date of acquisition. In connection with these acquisitions, the Company recorded intangible assets consisting primarily of goodwill, totaling $2,407,000 for OFN, $98,000 for MOI and $3,540,000 for Re'Nu, which will be amortized over twenty years.

Had these acquisitions taken place at the beginning of fiscal 1999, 1998 and 1997, unaudited pro forma net revenues would have been approximately $130.7 million, $108.3 million and $90.5 million, respectively. Pro forma unaudited net earnings (loss) would have been approximately $2.7 million, $1.6 million and $(316,000) for fiscal 1999, 1998 and 1997, respectively. Basic and diluted net earnings (loss) per share would have been approximately $0.53 per share for fiscal 1999, $0.32 per share for fiscal 1998 and $(0.06) per share for fiscal 1997.

13. Per Share Information

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period while diluted earnings per share includes the dilutive effects of stock options. Basic and diluted earnings per share for the fiscal years ended October 31, 1999, 1998 and 1997, respectively, are calculated as follows:

                                                  1999       1998       1997

                                               ---------- ---------- ----------
                                                          (IN THOUSANDS)

Basic weighted average shares outstanding....      5,122      4,963      4,902
Dilutive effect of options...................         40          2        --
                                               ---------- ---------- ----------
Diluted weighted average shares outstanding..      5,162      4,965      4,902
                                               ========== ========== ==========

14. SELECTED QUARTERLY DATA (UNAUDITED)

The following presents unaudited quarterly operating results for fiscal years ended October 31, 1999 and 1998:

(In thousands, except per share data)

                                 January 31,  April 30,   July 31,   October 31,

                                 ----------- ----------- ----------- -----------

Fiscal 1999

  Net revenues.................     $26,017     $29,370     $33,404     $36,183
  Gross profit.................       5,373       6,851       7,448       8,000
  Net income...................         361         563         869         882

  Basic earnings per share.....       $0.07       $0.11       $0.17       $0.17
  Diluted earnings per share...       $0.07       $0.11       $0.17       $0.17

FISCAL 1998

  Net revenues.................     $18,283     $21,810     $26,281     $27,191
  Gross profit.................       3,799       4,729       5,850       5,953
  Net income...................         137         313         517         536

  Basic earnings per share.....       $0.03       $0.06       $0.10       $0.11
  Diluted earnings per share...       $0.03       $0.06       $0.10       $0.11

15. Subsequent Events

On November 8th, 1999, the Company, pursuant to a Stock Purchase Agreement dated November 8, 1999 by and among the Company, Baquet-Pastirjak, Inc., a California corporation ("BPI" and the "Seller"), and William H. Baquet, Jr. and Robert G. Pastirjak (collectively, the "Selling Shareholders"), purchased all the outstanding capital stock of BPI. BPI is primarily engaged in the contract furniture business. The Selling Shareholders were the sole shareholders of BPI. The purchase price paid by the Company consisted of (i) $2,071,000 in cash; (ii) 50,000 shares of common stock of the Company at a fair value of $3.50 per share and (iii) an earn out of up to the aggregate amount of $2,600,000 in cash to be paid over four years based upon annual net income of BPI ("collectively, the "Purchase Price"). The cash paid to the Seller was obtained from a draw down on the Company's $15,000,000 line of credit.

On January 6, 2000, the Company announced that it had retained the services of an investment banking firm to explore various strategic and financial alternatives for maximizing shareholder value. Such alternatives may include, but are not limited to, a merger, a strategic alliance, the infusion of additional equity, or an affiliation with a strategic partner

16. Segment Reporting

During fiscal 1999, the Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. By this definition, the Company has two operating segments, workspace products and workspace services. Workspace products include new office furniture systems, seating, storage and filing cabinets, desks and casegoods, and refurbished office furniture systems. Workspace service offerings include workspace products installation, facilities strategic planning, facilities planning outsourcing, facilities automation services, design management and move management.

The Company does not analyze these segments below the gross profit line. Segment assets are not presented as all assets of the Company are commingled and are not available by segment.

The following information by segment is for the fiscal years ended October 31 (in thousands):

                                       1999      1998      1997

                                    --------- --------- ---------

Revenues (1):
  Workspace products                $103,511   $76,433   $58,574
  Workspace services                  21,463    17,132    14,127
                                    --------- --------- ---------
Consolidated Revenues               $124,974   $93,565   $72,701
                                    --------- --------- ---------

                                       1999      1998      1997

                                    --------- --------- ---------

Gross Profit (1):
  Workspace products                 $22,423   $15,810   $11,474
  Workspace services                   5,249     4,521     3,797
                                    --------- --------- ---------
Consolidated Gross Profit            $27,672   $20,331   $15,271
                                    --------- --------- ---------

(1) The presentation of revenues and gross profit is consistent with the Company's internal presentation of financial information to management.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

     Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held March 23, 2000 and the information included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

     Incorporated by reference from the information under the caption "Executive Officers of the Registrant" in the Registrant's Proxy Statement.

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

     (2) Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts (see page 38).

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K

Exhibit

Number Description

3.1 Amended and Restated Articles of Incorporation of Registrant. (1)

3.2 Amended and restated bylaws of Registrant. (1)

4.1 Buy and Sell Agreement dated October 31, 1987, as amended on March 15, 1988, August 17, 1994, October 27, 1994 and April 22, 1995 among the Registrant, Brian McNay, Charles Winter, Jeffrey Tuttle, Alison Lazarus and Jeffrey Bernstein. (1)

10.1 1995 Stock Option Plan, as amended and forms of agreements thereunder. (8)

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

10.19 Master Lease and Lease Renewal Agreement between the Registrant and OMI Properties Inc., dated July 21, 1995 and February 1, 1996, respectively, for facilities located at 130 Andover Park East, Suite 204, Tukwila, WA 98188. (3)

10.20 Master Lease Agreement between the Registrant and IM Joint Venture, dated June 23, 1995, for facilities located at Infomart Suite 5001, 1950 Stemmons Freeway, Dallas, Texas 75207. (3)

10.21 Asset Purchase Agreement dated January 25, 1996 between the Registrant and Dartmouth Group, Inc. d/b/a Corporate Source. (3)

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

10.31 Revolving Credit Loan and Security Agreement between the Company and Comerica Bank dated August 8, 1997. (7)

10.32 Severance and Mutual Release Agreement between the Company and Charles J. Winter dated December 17, 1997. (8)

10.33 Stand by Letter of Credit with Comerica Bank. (9)

10.34 Amended Stand by Letter of Credit with Comerica Bank. (9)

10.35 Collateral Security Agreement with Teknion, Inc. (9)

10.36 Asset Purchase Agreement dated May 22, 1998 between the Registrant, OFN, Inc., BRG Acquisition Corp. and David & Rebecca Nagorski, Husband and Wife as Joint Tenants. (10)

10.37 Assignment and Assumption of Lease between the Registrant and OFN Inc., dated May 22, 1998 with respect to premises at 8060 Arjons Drive, San Diego, California. (2)

10.38 Consulting Services Agreement between the Registrant and Hewlett-Packard Company dated May 1998. (2)

10.39 Commercial Lease Agreement between the Registrant and Crow Carrara No.2 dated October 8, 1997 with respect to premises at 2015 Surveyor Boulevard, Carrollton, Texas . (2)

10.40 Retail Lease Agreement between the Registrant and Blue Jean Equities West dated August 11, 1998 with respect to premises at 1225 Battery Street, San Francisco, California. (2)

10.41 Office Lease Agreement between the Registrant and Scottsdale Spectrum, L.L.C. dated October 7, 1998 with respect to premises at 6720 North Scottsdale Road, Scottsdale, Arizona. (2)

10.42 Revolving Credit Loan and Security Agreement between the Company and Comerica Bank dated February 15, 1999.

10.43 Asset Purchase Agreement dated February 1, 1999 between the Registrant, RN Acquisition Corp., Re'Nu Office Systems, Inc., a California corporation, Re'Nu South, Inc., a California corporation and wholly owned subsidiary of Re'Nu Office Systems, Inc., Re'Nu Office Systems, Inc., a Nevada corporation and wholly owned subsidiary of Re'Nu Office Systems, Inc., and Fred Cook. (11)

10.44 Asset Purchase Agreement dated August 3, 1999 between the Registrant, Modern Office Interiors, Inc., a North Carolina corporation, MOI Acquisition Corp., a California corporation, and Richard Nellis, Craig Parr, and Mark Baldwin.

10.45 Lease Agreement Number BU061698 between the Registrant and Winthrop Resources Corporation dated June 16, 1998 with respect to information technology equipment.

10.46 Employment Agreement dated August 3, 1999 between the Registrant and Richard Nellis.

10.47 Employment Agreement dated August 3, 1999 between the Registrant and Craig Parr.

22.1 Subsidiaries of Registrant (2)

23.1 Independent Auditor's Consent. (2)

24.1 Power of Attorney (see page 37). (2)

_________________

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-46527), which became effective on June 27, 1995.

(2) Filed herewith.

(3) Incorporated by reference to the Registrant's Form 10-Q dated March 14, 1996.

(4) Incorporated by reference to the Registrant's Form 10-K dated January 22, 1996.

(5) Incorporated by reference to the Registrant's Form 10-Q dated September 13, 1996.

(6) Incorporated by reference the Registrant's Form 10-Q dated June 13, 1997.

(7) Incorporated by reference to the Registrant's Form 10-Q dated September 13, 1997.

(8) Incorporated by reference to the Registrant's Form 10-K dated January 26, 1998.

(9) Incorporated by reference to the Registrant's Form 10-Q dated March 11, 1998.

(10) Incorporated by reference to the Registrant's Form 8-K/A dated July 31, 1998.

(11) Incorporated by reference to the Registrant's Form 8-K dated February 16, 1999.

BUSINESS RESOURCE GROUP

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS RESOURCE GROUP

(Registrant)

Date: January 27, 2000

By:	/s/ JOHN W. PETH

John W. Peth
President, Chief Executive Officer and Director
(Principal Executive Officer)

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

        Signature                       Title                     Date
-------------------------  -------------------------------  -----------------
/s/ JOHN W. PETH           President, Chief Executive       January 27, 2000
-------------------------    Officer and Director
(John W. Peth)             (Principal Executive
                           Officer)

/s/ BRIAN D. MCNAY         Executive Vice President of      January 27, 2000
-------------------------    Sales and Director
(Brian D. McNay)

/s/ JEFFREY TUTTLE         Executive Vice President of      January 27, 2000
-------------------------    Marketing, Secretary and
(Jeffrey Tuttle)           Director

/s/ JOHN M. PALMER         Vice President, Finance and      January 27, 2000
-------------------------    Chief Financial Officer
(John M. Palmer)           (Principal Financial and
                           Accounting Officer)

/s/ HARRY S. ROBBINS       Director                         January 27, 2000
-------------------------
(Harry S. Robbins)

/s/ GEORGE KELLY           Director                         January 27, 2000
-------------------------
(George Kelly)

BUSINESS RESOURCE GROUP AND SUBSIDIARY
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                          Additions
                                   ---------------------
                        Balance at Charged to Charged to              Balance at
                        Beginning  Costs and    Other                   End of
      Description        of Year    Expenses   Accounts  Deductions(1)   Year
----------------------- ---------- ---------- ---------- ------------ ----------
Allowance for doubtful
 accounts:
  Fiscal 1997..........       $57        $33        --         --           $90
  Fiscal 1998..........        90        397        --           (87)       400
  Fiscal 1999..........       400        142        146         (188)       500

---------------

(1) Charge off of accounts, net of recoveries.