Form 10-Q
period 2000-01-31
BUSINESS RESOURCE GROUP
filed 2000-03-10
CIK 945028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended January 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-26208

BUSINESS RESOURCE GROUP
(Exact name of Registrant as specified in its Charter)

California	77-0150337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2150 North First Street, Suite 101
San Jose, California    95131
(Address of Principal Executive Offices including Zip Code)

(408) 325-3200
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

    At January 31, 2000 there were 5,250,663 shares of the Registrant's Common Stock outstanding.

BUSINESS RESOURCE GROUP
FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Financial statements

Condensed Consolidated Balance Sheets as of January 31, 2000 and October 31, 1999

Condensed Consolidated Statements of Operations for the three months ended January 31, 2000 and 1999

Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2000 and 1999

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Year 2000

Liquidity and Capital Resources

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. Other Information

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

BUSINESS RESOURCE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                  January 31,   October 31,
                                                     2000          1999
                                                 ------------  ------------
                                                 (unaudited)
ASSETS
Current assets:
      Cash and equivalents...............             $1,745          $479
      Accounts receivable, net...........             18,413        18,026
      Inventories........................             12,934        20,080
      Prepaids and other current assets..              4,612         3,251
                                                 ------------  ------------
          Total current assets...........             37,704        41,836
Property and equipment, net..............              3,881         3,609
Other assets.............................              7,042         5,368
                                                 ------------  ------------
Total assets                                         $48,627       $50,813
                                                 ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Line of credit.....................             $7,477        $9,165
      Accounts payable...................             10,343        15,119
      Accrued liabilities................              6,115         5,690
      Income taxes payable...............              1,245           615
      Current portion of long-term debt..              1,409         1,060
                                                 ------------  ------------
          Total current liabilities......             26,589        31,649

Long-term debt...........................              3,135         1,552
Deferred lease liability.................                100            98
Deferred income tax liability............                 59            59

Shareholders' equity:
      Common stock.......................                 52            52
      Additional paid in capital.........             11,942        11,719
      Retained earnings..................              6,750         5,684
                                                 ------------  ------------
          Total shareholders' equity.....             18,744        17,455
                                                 ------------  ------------
Total liabilities and shareholders' equity           $48,627       $50,813
                                                 ============  ============

The October 31, 1999 amounts are derived from the Company's audited financial statements. See notes to conolidated financial statements.

BUSINESS RESOURCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

                                      Three Months Ended
                                          January 31,
                                     ---------------------
                                        2000       1999
                                     ---------- ----------
Net revenues:
  Workspace products...............    $33,718    $21,348
  Workspace services...............      6,991      4,669
                                     ---------- ----------
       Total net revenues               40,709     26,017
                                     ---------- ----------
Cost of net revenues:
  Workspace products...............     26,438     17,173
  Workspace services...............      4,683      3,471
                                     ---------- ----------
       Total cost of net revenues..     31,121     20,644
                                     ---------- ----------
Gross profit.......................      9,588      5,373

Selling, general and
  administrative expenses..........      7,518      4,621
                                     ---------- ----------
Income from operations                   2,070        752
                                     ---------- ----------
Interest and other expense, net.           254        136
                                     ---------- ----------
Income before income tax...........      1,816        616

Provision for income taxes.........        750        255
                                     ---------- ----------
Net income.........................     $1,066       $361
                                     ========== ==========
Net earnings per share:

      Basic........................      $0.20      $0.07
                                     ========== ==========

      Diluted......................      $0.19      $0.07
                                     ========== ==========

See notes to condensed consolidated financial statements.

BUSINESS RESOURCE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

                                                            Three Months Ended
                                                               January 31,
                                                          ----------------------
                                                              2000        1999
                                                          ----------  ----------
OPERATING ACTIVITIES:
     Net earnings.......................................     $1,066        $361
     Adjustments to reconcile to net cash used
         by operating activities:
        Depreciation and amortization...................        393         275
        Gain on sale of property and equipment..........        --           (2)
        Deferred Lease                                            2          --
        Changes in operating assets and liabilities:
            Accounts receivable.........................      2,695      (1,602)
            Inventory...................................      6,576      (3,117)
            Prepaids and other current assets...........     (1,019)        478
            Accounts payable............................     (6,430)     (1,191)
            Accrued liabilities.........................       (557)       (674)
            Income taxes payable........................        630        (100)
                                                          ----------  ----------
             Net cash provided (used) by
                  operating activities..................      3,356      (5,572)
                                                          ----------  ----------
INVESTING ACTIVITIES:
     Purchase of property and equipment.................       (192)       (319)
     Proceeds from sale of property and equipment.......        --            2
     Cash paid for acquisition..........................     (2,071)        --
     Other assets.......................................        318         --
                                                          ----------  ----------
             Net cash used by investing activities....       (1,945)       (317)
                                                          ----------  ----------
FINANCING ACTIVITIES:
     Issuance of note...................................      2,100         --
     Repayment of notes payable and capital lease obligations  (530)        --
     Borrowings (repayments) against line of credit-net.     (1,781)      5,854
     Issuance of common stock, net......................         66          20
                                                          ----------  ----------
             Net cash provided (used) by financing activities  (145)      5,874
                                                          ----------  ----------
Increase (decrease) in cash and equivalents.........          1,266         (15)

CASH AND EQUIVALENTS BALANCES:
     Beginning of period................................        479         412
                                                          ----------  ----------
     End of period......................................      1,745         397
                                                          ==========  ==========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest........................................       $220        $105
                                                          ==========  ==========
        Income taxes....................................       $645        $269
                                                          ==========  ==========

See notes to condensed consolidated financial statements.

BUSINESS RESOURCE GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

The financial information as of January 31, 2000, and for the three months ended January 31, 2000 and 1999, respectively, is unaudited. In the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of such periods. The accompanying condensed financial statements should be read together with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles.

Note 2. Basic and Diluted Share Information

Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                                      Three Months Ended
                                         January 31,
                                     -------------------
                                       2000      1999
                                     --------- ---------
                                       (in thousands)
Net income ........................    $1,066      $361
                                     ========= =========

Weighted average common shares
   outstanding ....................     5,232     5,032

 Common equivalent shares:
       Stock options ..............       379        80
                                     --------- ---------
Total common stock and common
   stock equivalents ..............     5,611     5,112
                                     ========= =========
Options to purchase 85,000 and 155,100 shares of common stock were outstanding during the first quarter of the Company's fiscal years 2000 and 1999, respectively, but were not included in the computation of diluted EPS for such quarters because the exercise price of outstanding options was greater than the average fair market value of common shares.

Note 3. Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Total comprehensive income is comprised of net income and all changes to shareholders' equity, except those related to investments by and distributions to owners. Other comprehensive income typically includes foreign currency translation adjustments, unrealized gain or loss on investments, minimum pension liabilities, and changes in the market value of futures contracts. The Company's comprehensive income is equal to its reported net income for all periods presented.

Note 4. Segment Reporting

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. By this definition, the Company has two operating segments, workspace products and workspace services. Workspace products include new office furniture systems, seating, storage and filing cabinets, desks and casegoods, and refurbished office furniture systems. Workspace service offerings include workspace products installation, facilities strategic planning, facilities planning outsourcing, facilities automation services, design management and move management.

The Company does not analyze these segments below the gross profit line. Segment assets are not presented as all assets of the Company are commingled and are not available by segment.

Information about segments (in thousands):

                                      Three Months Ended
                                         January 31,
                                     -------------------
                                       2000      1999
                                     --------- ---------
                                       (in thousands)
Revenues(1):
  Workspace products ..............   $33,718   $21,348
  Workspace services ..............     6,991     4,669
Consolidated net revenues .........  --------- ---------
                                      $40,709   $26,017
                                     ========= =========

Gross profit(1):
  Workspace products ..............    $7,280    $4,175
  Workspace services ..............     2,308     1,198
Consolidated gross profit .........  --------- ---------
                                       $9,588    $5,373
                                     ========= =========
(1) The presentation of revenues and gross profit is consistent with the Company's internal presentation of financial information to management.

Note 5. Derivatives

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met, was issued. The Company will adopt this statement November 1, 2000. The Company has not yet fully assessed the effect of this statement

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction:

The matters discussed herein include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Such forward-looking statements include, without limitation, statements relating to the Company's future revenue, gross margins, operating expenses, management's plans and objectives for the Company's future operations and the sufficiency of financial resources to support future operations and expenditures. Factors that could cause actual results to differ materially include, but are not limited to, the timely availability, delivery and acceptance of new products and services, the continued strength of sales to Cisco Systems, Inc. (one of the Company's principal customers), the impact of competitive products and pricing, the management of growth and acquisitions, and other risks detailed below and included from time to time in the Company's other reports filed with the Securities and Exchange Commission and press releases, copies of which are available from the Company upon request. Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

References made in this Quarterly Report on Form 10-Q to the "Company" or "Registrant" refer to Business Resource Group.

Results of Operations (three months ended January 31, 2000):

Net revenues were $40.7 million for the three months ended January 31, 2000 as compared to $26.0 million reported for the three months ended January 31, 1999, an increase of $14.7 million, or 57%. Product revenues for the three months ended January 31, 2000 were $33.7 million, an increase of $12.4 million, or 58%, from product revenues of $21.3 million reported for the three months ended January 31, 1999. The higher product revenues in the first quarter of fiscal 2000 were primarily due to incremental revenues of $6.2 million from acquisitions, increased revenues from Cisco Systems, Inc. of $5.1 million and increased revenues from other new and existing customers of $1.1 million. Service revenues for the first quarter of fiscal 2000 were $7.0 million, an increase of $2.3 million, or 49%, from service revenues of $4.7 million reported in the same quarter of fiscal 1999. The higher service revenues reflect increased product-related services as a result of higher product revenues.

Gross profit for the first quarter of fiscal 2000 was $9.6 million, or 23.6% of revenues, as compared to $5.4 million, or 20.7% of revenues, for the comparable quarter of fiscal 1999. As a percentage of net revenues, gross profits from product revenues were 21.6% for the quarter ended January 31, 2000 as compared to 19.6% for the first quarter ended January 31, 1999. The higher product gross profit percentage was primarily due to a change in sales mix with a higher percentage of revenues in the quarter from our higher margin refurbishment operations. Gross profits for the first quarter of fiscal 2000 from service revenues were 33.0% as compared to 25.7% for the first quarter ended January 31, 1999. The improved services gross profits were the result of favorable absorption of installation overhead costs as a result of increased installation services revenues during the quarter, in addition to sales mix with a higher percentage of revenues in the quarter from higher margin facilities services.

Selling, general and administrative expenses were $7.5 million, or 18.5% of revenues, for the first quarter of fiscal 2000 as compared to $4.6 million, or 17.8% of revenues, for the first quarter of fiscal 1999. Selling, general and administrative expenses increased over the first quarter of fiscal 1999 primarily due to incremental expenses of $1.9 million resulting from the Company's acquisitions.

Interest and other expense, net was $254,000 for the three months ended January 31, 2000 as compared to $136,000 for the same period of fiscal 1999. The increased expense was due to a higher average outstanding balance on the Company's line of credit during the Fiscal 2000 first quarter as compared to the Fiscal 1999 first quarter, primarily as a result of the Company's acquisitions.

Liquidity and Capital Resources:

Working capital at January 31, 2000 was $11.1 million, a $0.9 million increase over the working capital of $10.2 million at October 31, 1999. At January 31, 2000, the Company had net borrowings of $12.0 million as compared to $11.8 million reported October 31, 1999. Inventories at January 31, 2000 were $12.9 million, a decrease of $7.2 million over the $20.1 million reported at October 31, 1999. The decrease in inventories resulted from a reduction of in-transit inventories in the amount of $7.3 million from October 31,1999. Prepaids and other current assets at January 31, 2000 were $4.6 million, an increase of $1.3 million over the $3.3 million reported at October 31, 1999. The increase in prepaids and other current assets was primarily due to increases in prepaid income taxes and vendor deposits. Other assets at January 31, 2000 were $7.0 million, an increase of $1.6 million over the $5.4 million reported at October 31, 1999. The increase in other assets was due primarily to goodwill related to the Company's acquisition of Baquet-Patirjak, Inc. (Baquet Pastirjak). Accounts payable at January 31, 2000 were $10.3 million, a decrease of $4.8 million over the $15.1 million reported at October 31, 1999. The decrease in payables reflects the lower in-transit inventories at the end of the quarter.

Net cash used in investing activities during the three months ended January 31, 2000 was $1.9 million and resulted from the Company's acquisition of Baquet-Pastirjak and purchases of property and equipment.

The Company has an $18.7 million credit facility with a bank which expires on February 15, 2001. The facility is comprised of a $15.0 million line of credit and a $3.7 million acquisition loan facility. However, the Company maintains an irrevocable stand-by letter of credit in the amount of $3.0 million against this facility. As of January 31, 2000 the company had bank borrowings of $10.4 million under the existing credit facility.

The Company believes existing cash, together with cash generated from operations and the Company's available borrowing capacity will provide sufficient funds to meet the Company's anticipated working capital requirements for the foreseeable future.

Year 2000

The Company's overall goal was and remains to be prepared for the year 2000, meaning that critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond the year 2000, or when contingency plans are put into place. The Company's assessments to date of the impact of the year 2000 upon its critical systems, devices, applications or business relationships have not identified any material issues with respect to their ability to function appropriately. The Company continues to monitor and assess any potential impact. If, as a result of ongoing assessment, a business function is determined to be at risk, contingency plans will be developed on an as needed basis. Based on assessment efforts to date, the Company does not believe that the year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate.

Even though the date is now past January 1, 2000, and the Company has not experienced any immediate adverse impact from the transition to the Year 2000, it can not provide assurance that its suppliers and customers have not been affected in a manner that is not yet apparent. As a result the Company will continue to monitor its Year 2000 compliance and that of its suppliers and customers.

Costs: The Company estimates that the total cost of replacing its information systems and achieving year 2000 readiness for its internal systems and equipment will range from $1.7 to $2.0 million, of which $1.7 million has been incurred by January 31, 2000. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows in future periods. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to be prepared for the year 2000 or costs to implement any contingency plans.

Based upon assessments to date, the Company believes the most reasonably likely worst case scenario would be the possible malfunction of personal computer equipment or non- system critical applications software. In the event of such malfunction the Company would replace the equipment or software.

Item 3: Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company has not used derivative financial instruments to hedge such risks. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. A hypothetical 100 basis point increase in market interest rates from levels at January 31, 2000 would not materially affect the Company's future earnings, the fair value of its borrowings, or its cash flows.

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

     Not applicable

Item 5: Other information

     Not applicable

Item 6: Exhibits and Reports on Form 8-K

     (a) Exhibit 27: Financial data schedule

     (b) Reports on Form 8-K:

     The Company filed a report on Form 8-K dated November 23, 1999 related to the acquisition of Baquet-Pastirjak, Inc., a California corporation.

BUSINESS RESOURCE GROUP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2000

BUSINESS RESOURCE GROUP

(Registrant)

By:	/s/ John M. Palmer

John M. Palmer
Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)