Form 10-Q
period 2000-04-30
BUSINESS RESOURCE GROUP
filed 2000-06-14
CIK 945028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended April 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

    At April 30, 2000 there were 5,295,079 shares of the Registrant's Common Stock outstanding.

BUSINESS RESOURCE GROUP AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Financial statements

Condensed Consolidated Balance Sheets as of April 30, 2000 and October 31, 1999

Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2000 and 1999

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

BUSINESS RESOURCE GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                   April 30,    October 31,
                                                     2000          1999
                                                 ------------  ------------
                                                 (unaudited)
ASSETS
Current assets:
      Cash and equivalents...............               $540          $479
      Accounts receivable, net...........             26,358        18,026
      Inventories........................             12,936        20,080
      Prepaids and other current assets..              5,958         3,251
                                                 ------------  ------------
          Total current assets...........             45,792        41,836
Property and equipment, net..............              3,934         3,609
Other assets.............................              7,059         5,368
                                                 ------------  ------------
                                                     $56,785       $50,813
                                                 ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Line of credit.....................             $7,159        $9,165
      Accounts payable...................             15,934        15,119
      Accrued liabilities................              7,229         5,690
      Income taxes payable...............              2,129           615
      Current portion of long-term debt..              1,394         1,060
                                                 ------------  ------------
          Total current liabilities......             33,845        31,649

Long-term debt...........................              2,616         1,552
Deferred lease liability.................                102            98
Deferred income tax liability............                 59            59

Shareholders' equity:
      Common stock.......................                 53            52
      Additional paid in capital.........             12,109        11,719
      Retained earnings..................              8,001         5,684
                                                 ------------  ------------
          Total shareholders' equity.....             20,163        17,455
                                                 ------------  ------------
                                                     $56,785       $50,813
                                                 ============  ============

The balance sheet at October 31, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

BUSINESS RESOURCE GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

                                      Three Months Ended      Six Months Ended
                                          April 30,             April 30,
                                     --------------------- ---------------------
                                        2000       1999       2000       1999
                                     ---------- ---------- ---------- ----------
Net revenues:
  Workspace products...............    $38,884    $23,813    $72,602    $45,161
  Workspace services...............      8,795      5,557     15,786     10,226
                                     ---------- ---------- ---------- ----------
       Total net revenues               47,679     29,370     88,388     55,387
                                     ---------- ---------- ---------- ----------
Cost of net revenues:
  Workspace products...............     30,191     18,301     56,629     35,474
  Workspace services...............      6,786      4,218     11,469      7,689
                                     ---------- ---------- ---------- ----------
       Total cost of net revenue...     36,977     22,519     68,098     43,163
                                     ---------- ---------- ---------- ----------
Gross profit.......................     10,702      6,851     20,290     12,224
Selling, general and
  administrative expenses..........      8,292      5,676     15,811     10,297
                                     ---------- ---------- ---------- ----------
Income from operations.............      2,410      1,175      4,479      1,927
Other income (expense):
  Net interest expense.............       (274)      (214)      (528)      (352)
  Gain on sale of assets...........         --         --         --          2
                                     ---------- ---------- ---------- ----------
    Total other income (expense)...       (274)      (214)      (528)      (350)
                                     ---------- ---------- ---------- ----------
Income before income tax...........      2,136        961      3,951      1,577
Provision for income taxes.........        884        398      1,634        653
                                     ---------- ---------- ---------- ----------
Net income.........................     $1,252       $563     $2,317       $924
                                     ========== ========== ========== ==========
Net earnings per share:

      Basic........................      $0.24      $0.11      $0.44      $0.18
                                     ========== ========== ========== ==========

      Diluted......................      $0.21      $0.11      $0.40      $0.18
                                     ========== ========== ========== ==========

Shares used in computation:

      Basic........................      5,280      5,138      5,271      5,084
                                     ========== ========== ========== ==========

      Diluted......................      5,904      5,147      5,770      5,129
                                     ========== ========== ========== ==========

See notes to condensed consolidated financial statements.

BUSINESS RESOURCE GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

                                                              Six Months Ended
                                                                 April 30,
                                                          ----------------------
                                                              2000        1999
                                                          ----------  ----------
OPERATING ACTIVITIES:
     Net income.........................................     $2,317        $924
     Adjustments to reconcile to net cash provided
         (used) by operating activities:
        Depreciation and amortization...................        799         488
        Gain on sale of property and equipment..........        --           (2)
        Deferred lease..................................          4         --
        Changes in operating assets and liabilities
          (net of effect of acquisitions):
            Accounts receivable.........................     (5,250)     (4,613)
            Inventories.................................      6,576      (1,707)
            Prepaids and other current assets...........     (2,365)     (1,369)
            Accounts payable............................       (839)     (2,030)
            Accrued liabilities.........................        558        (109)
            Income taxes payable........................      1,514         556
                                                          ----------  ----------
             Net cash provided (used) by
                  operating activities..................      3,314      (7,862)
                                                          ----------  ----------
INVESTING ACTIVITIES:
     Purchase of property and equipment.................       (525)       (537)
     Proceeds from sale of property and equipment.......        --            2
     Acquisition of business, net of cash received......     (2,071)     (1,940)
     Change in other assets.............................        174         105
                                                          ----------  ----------
             Net cash used by investing activities....       (2,422)     (2,370)
                                                          ----------  ----------
FINANCING ACTIVITIES:
     Isssuance of note payable..........................      2,100       1,717
     Repayment of notes payable and capital
       lease obligations................................     (1,157)     (1,010)
     Borrowings (repayments) against line of
       credit - net ....................................     (2,006)      9,246
     Issuance of common stock, net......................        232         --
                                                          ----------  ----------
             Net cash provided (used) by
                 financing activities...................       (831)      9,953
                                                          ----------  ----------
Increase (decrease) in cash and equivalents.............         61        (279)
CASH AND EQUIVALENTS BALANCES:
     Beginning of period................................        479         412
                                                          ----------  ----------
     End of period......................................       $540        $133
                                                          ==========  ==========
Supplemental disclosures of cash flow information -
     Cash paid during the period for:
        Interest........................................       $521        $327
                                                          ==========  ==========
        Income taxes....................................     $2,047        $976
                                                          ==========  ==========

See notes to condensed consolidated financial statements.

BUSINESS RESOURCE GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

The financial information as of April 30, 2000, and for the three and six- month periods ended April 30, 2000 and 1999, respectively, is unaudited. In the opinion of management, such information reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of such periods. The accompanying condensed consolidated financial statements should be read together with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles.

Note 2. Basic and Diluted Share Information

Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                                      Three Months Ended     Six Months Ended
                                          April 30,            April 30,
                                     -------------------  -------------------
                                       2000      1999       2000      1999
                                     --------- ---------  --------- ---------
                                                   (in thousands)
Net income ........................    $1,252      $563     $2,317      $924
                                     ========= =========  ========= =========

Weighted average common shares
   outstanding ....................     5,280     5,138      5,271     5,084

 Common equivalent shares:
   Stock options and warrants......       624         9        499        45
                                     --------- ---------  --------- ---------
Total common stock and common
   stock equivalents ..............     5,904     5,147      5,770     5,129
                                     ========= =========  ========= =========

Options to purchase 20,000 and 1,233,144 shares of common stock were outstanding during the second quarters of the Company's fiscal years, 2000 and 1999, respectively, but were not included in the computation of diluted EPS for such quarter because the exercise price of such outstanding options was greater than the average fair market value of common shares for such period.

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

Information about segments (in thousands):

                                      Three Months Ended     Six Months Ended
                                          April 30,            April 30,
                                     -------------------  -------------------
                                       2000      1999       2000      1999
                                     --------- ---------  --------- ---------
                                                   (in thousands)
Revenues(1):
  Workspace products ..............   $38,884   $23,813    $72,602   $45,161
  Workspace services ..............     8,795     5,557     15,786    10,226
Consolidated revenues .............  --------- ---------  --------- ---------
                                      $47,679   $29,370    $88,388   $55,387
                                     ========= =========  ========= =========

Gross profit(1):
  Workspace products ..............    $8,693    $5,512    $15,973    $9,687
  Workspace services ..............     2,009     1,339      4,317     2,537
Consolidated gross profit .........  --------- ---------  --------- ---------
                                      $10,702    $6,851    $20,290   $12,224
                                     ========= =========  ========= =========

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

Results of Operations (three months ended April 30, 2000):

Net revenues were $47.7 million for the three months ended April 30, 2000 as compared to $29.4 million reported for the three months ended April 30, 1999, an increase of 62%. Product revenues for the second quarter of fiscal 2000 were $38.9 million, an increase of $15.1 million, or 63%, from product revenues of $23.8 million reported for the second quarter of fiscal 1999. The higher product revenues in the second quarter of fiscal 2000 were due to increased revenues from new and existing customers of $6.0 million, increased revenues of $4.6 million from Cisco Systems, Inc. and incremental revenue of $4.5 million from acquisitions. Service revenues for the second quarter of fiscal 2000 were $8.8 million, an increase of $3.2 million, or 58%, from service revenues of $5.6 million reported in the same quarter of fiscal 1999. The higher service revenues reflect increased product-related services as a result of higher product revenues.

Gross profit for the second quarter of fiscal 2000 was $10.7 million, or 22.4% of revenues, as compared to $6.9 million, or 23.3% of revenues, for the comparable quarter of fiscal 1999. As a percentage of net revenues, gross profits from product revenues were 22.4% for the second quarter ended April 30, 2000 as compared to 23.1% for the second quarter ended April 30, 1999. Gross profits for the second quarter of fiscal 2000 from service revenues were 22.8% as compared to 24.1% for the second quarter of fiscal 1999. Fiscal 2000 second quarter product and service gross profits were negatively impacted by a number of large projects with lower initial gross profits.

Selling, general and administrative expenses were $8.3 million, or 17.4%, of revenues, for the three months ended April 30, 2000 as compared to $5.7 million, or 19.4%, of revenues, for the three months ended April 30, 1999. Selling, general and administrative expenses increased over the second quarter of fiscal 1999 primarily due to incremental expenses of $1.3 million resulting from the Company's acquisitions, in addition to increased sales compensation costs of $0.5 million as a result of higher revenues and increased sales support costs of $0.4 million to support the higher revenues.

Interest and other expense, net was $274,000 for the three months ended April 30, 2000 as compared to $214,000 for the same period of fiscal 1999. The increased expense was due to a higher average outstanding balance on the Company's line of credit during the fiscal 2000 second quarter as compared to the fiscal 1999 second quarter, primarily as a result of the Company's acquisitions.

Results of Operations (six months ended April 30, 2000):

Net revenues were $88.4 million for the six months ended April 30, 2000 as compared to $55.4 million reported for the six months ended April 30, 1999, an increase of $30.0 million, or 60%. Product revenues for the six months ended April 30, 2000 were $72.6 million, an increase of $27.4 million, or 61%, from product revenues of $45.2 million reported for the six months ended April 30, 1999. The higher product revenues for the first six months of fiscal 2000 were due to increased revenues of $10.5 million from Cisco Systems, Inc., increased revenues from other new and existing customers of $8.5 million and incremental revenue of $8.4 million from acquisitions. Service revenues for the six months ended April 30, 2000 were $15.8 million, an increase of $5.6 million, or 55%, from service revenues of $10.2 million reported in the same period of fiscal 1999. The higher service revenues reflect increased product-related services on higher product revenues and increased facilities services revenues.

Gross profit for the six months ended April 30, 2000 was $20.3 million, or 22.9%, of revenues, as compared to $12.2 million, or 22.1%, of revenues, for the comparable period of fiscal 1999. As a percentage of net revenues, gross profits from product revenues were 22.0% for the six months ended April 30, 2000 as compared to 21.5% for the six months ended April 30, 1999. The higher product gross profit percentage was primarily due to a change in sales mix during the first six months of fiscal 2000 as compared to the same period of fiscal 1999 with a higher percentage of revenues from our higher margin refurbishment operations, which were partially offset by a number of large projects with lower initial gross profits. Gross profits for the first six months of fiscal 2000 from service revenues were 27.3% as compared to 24.5% for the first six months of fiscal 1999. The improved services gross profits were the result of favorable absorption of installation overhead costs as a result of increased installation services revenues during the six months, in addition to improved facilities services gross profits.

Selling, general and administrative expenses were $15.8 million, or 17.9%, of revenues, for the first six months of fiscal 2000 as compared to $10.3 million, or 18.6%, of revenues, for the first six months of fiscal 1999. Selling, general and administrative expenses increased over the first six months of fiscal 1999 primarily due to incremental expenses of $3.1 million resulting from the Company's acquisitions, in addition to increased sales compensation costs of $0.8 million as a result of higher revenues and increased sales support costs of $1.3 million in support of the higher revenues.

Interest and other expense, net was $528,000 for the six months ended April 30, 2000 as compared to $350,000 for the same period of fiscal 1999. The increased expense was primarily due to a higher average outstanding balance on the Company's line of credit during the first six months of fiscal 2000 as compared to the first six months of Fiscal 1999, primarily as a result of the Company's acquisitions.

Liquidity and Capital Resources:

Working capital at April 30, 2000 was $11.9 million, a $1.7 million increase over working capital of $10.2 million at October 31, 1999. At April 30, 2000, the Company had net borrowings of $11.2 million as compared to $11.8 million reported at October 31, 1999. Inventories at April 30, 2000 were $12.9 million, a decrease of $7.2 million from the $20.1 million reported at October 31, 1999. The decrease in inventories resulted from a reduction of in-transit inventories in the amount of $7.4 million from October 31, 1999. Accounts receivable at April 30, 2000 were $26.4 million, an increase of $8.4 million from the $18.0 million reported at October 31, 1999. The increased accounts receivable balance reflects the increased level of revenues, in addition to accounts receivable acquired from the Baquet-Pastirjak, Inc. (Baquet-Pastirjak) acquisition in the first quarter of 2000. Prepaids and other current assets at April 30, 2000 were $6.0 million, an increase of $2.7 million over the $3.3 million reported at October 31, 1999, primarily due to prepaid income taxes. Other assets at April 30, 2000 were $7.1 million, an increase of $1.7 million over the $5.4 million reported at October 31, 1999. The increase in other assets was primarily due to goodwill related to the Company's acquisition of Baquet-Pastirjak. Accounts payable at April 30, 2000 were $15.9 million, an increase of $800,000 from the $15.1 million reported at October 31, 1999.

Net cash used in investing activities in the six months ended April 30, 2000 was $2.4 million and resulted from its acquisition of Baquet-Pastirjak and investments in property and equipment.

The Company has an $18.7 million credit facility with a bank which expires on February 15, 2001. The facility is comprised of a $15.0 million line of credit and a $3.7 million acquisition loan facility. However, the Company maintains an irrevocable stand-by letter of credit in the amount of $3.0 million against this facility. As of April 30, 2000, the Company had bank borrowings of $9.7 million under the existing credit facility.

The Company believes existing cash, together with cash generated from operations and the Company's available borrowing capacity will provide sufficient funds to meet the Company's anticipated working capital requirements for the foreseeable future.

Business Environment and Risk Factors:

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

Item 3: Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company has not used derivative financial instruments to hedge such risks. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. A hypothetical 100 basis point increase in market interest rates from levels at April 30, 2000 would not materially affect the Company's future earnings, the fair value of its borrowings, or its cash flows.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Not Applicable

Item 2: Changes in Securities and Use of Proceeds

Not applicable

Item 3: Defaults upon Senior Securities

Not applicable

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable

Item 5: Other information

Not applicable

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibit 27: Financial data schedule

(c) Reports on Form 8-K

None

BUSINESS RESOURCE GROUP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2000

BUSINESS RESOURCE GROUP

(Registrant)

By:	/s/ John M. Palmer

John M. Palmer
Vice President and Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)